Form 10-Q
COLLINS INDUSTRIES INC
filed 1995-03-14
CIK 21759

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
FORM 10-Q
(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 1995
                                    OR
[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________
Commission file number 0-12619

                        Collins Industries, Inc.
          (Exact name of registrant as specified in its charter)

  Missouri                                        43-0985160
(State or other jurisdiction                   (I.R.S. Employer
of incorporation)                              Identification Number)

421 East 30th Avenue   Hutchinson, Kansas          67502-2489
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number including area code     316-663-5551

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]      No   [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value                           7,237,348
          Class                              Outstanding at March 6, 1995

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                 Collins Industries, Inc. and Subsidiaries
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                            January 31,   October, 31,
                                               1995           1994
                                            (Unaudited)
ASSETS
Current Assets:
    Cash                                    $  4,021,209   $  3,814,398
    Receivables, trade & other, net            5,764,119      8,076,319
    Inventories, lower of cost (FIFO)
    or market  (Note 2)                       25,273,041     25,081,169
    Prepaid expenses and other current
    assets                                       855,670        978,270
        Total current assets                  35,914,039     37,950,156

Property and equipment, at cost:              35,289,741     35,220,579
    Less:  accumulated depreciation           20,829,041     20,304,288
Net property and equipment                    14,460,700     14,916,291

Intangibles - dealer network                      45,859        113,894
Other assets                                   1,358,399      1,813,358
        Total assets                         $51,778,997    $54,793,699

LIABILITIES & SHAREHOLDERS' INVESTMENT
Current liabilities:
    Current maturities of long-term debt
    & leases                                $  2,009,349     $2,006,694
    Note payable                                       -        625,000
    Chassis floorplan notes payables           2,854,263      3,676,111
    Accounts payable                          12,454,465     13,878,109
    Accrued expenses                           3,749,282      3,582,729
        Total current liabilities             21,067,359     23,768,643

Long-term capitalized leases, less             2,082,006      2,143,403
current maturities
Long-term debt, less current maturities       19,576,204     18,401,311
Reserve for litigation settlement                      -      1,201,936
Deferred income taxes                            284,000        284,000

Shareholders' investment
    Common stock, $.10 par value                 723,735        713,735
    Paid-in capital                           19,451,570     19,457,056
    Retained earnings (deficit)              (11,405,877)   (11,176,385)
        Total shareholders' investment         8,769,428      8,994,406
        Total liabilities & shareholders'
        investment                           $51,778,997    $54,793,699

(See accompanying notes)

                 Collins Industries, Inc. and Subsidiaries
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                            Three Months Ended
                                               January 31,
                                           1995           1994
Sales                                    $33,562,354    $26,618,124

Cost of sales                             29,570,394     23,939,002

        Gross profit                       3,991,960      2,679,122

Selling, general and administrative
   expenses                                3,462,854      2,894,933

        Income (loss) from operations        529,106       (215,811)

Other income (expense):
   Interest, net                            (828,086)      (789,650)
   Other, net                                 69,488        (66,707)
                                            (758,598)      (856,357)
        Loss before provision (credit)
          for income taxes                  (229,492)    (1,072,168)

Provision (credit) for income taxes                -              -

        Net loss                         $  (229,492)   $(1,072,168)

Loss per share                                $(0.03)        $(0.15)

Weighted average shares outstanding         7,159,087      7,084,680

(See accompanying notes)

                   Collins Industries, Inc. and Subsidiairies
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                     Three Months Ended
                                                          January 31,
                                                   1995              1994
Cash flow from operations:
  Cash received from customers                $ 35,874,554      $ 29,984,629
  Cash paid to suppliers and employees         (34,313,655)      (31,416,091)
  Interest paid                                   (284,422)       (1,196,666)

     Cash provided by (used in) operations       1,276,477        (2,628,128)

Cash flow from investing activities:
  Capital expenditures                             (69,162)         (150,433)
  Proceeds from sale of vacant land                643,667                 0
  Other, net                                        (4,749)           32,033

     Cash provided by (used in) investing
      activities                                   569,756          (118,400)

Cash flow from financing activities:
  Net increase (reduction) in short-term
   borrowings                                     (821,848)          723,650
  Principal payments of notes payable             (625,000)                0
  Principal payments of long-term debt
   and capitalized leases                          (85,785)         (580,334)
  Payment of financing costs                      (106,789)                0

     Cash flow provided by (used in) financing
      activities                                (1,639,422)          143,316

Net increase (decrease) in cash                    206,811        (2,603,212)

Cash at beginning of period                      3,814,398         4,356,702

Cash at end of period                         $  4,021,209      $  1,753,490

Reconciliation of net loss to net cash
  provided by (used in) operations:

  Net loss                                    $   (229,492)     $ (1,072,168)
  Depreciation and amortization                    619,799           670,791
  Decrease in receivables                        2,312,200         3,366,505
  Increase in inventories                         (191,872)       (6,814,057)
  Decrease in prepaid expenses and other
   current assets                                  122,600            89,601
  Increase (decrease) in accounts payable
   and accrued expenses                         (1,257,091)        1,131,200
  Gain on sale of vacant land                      (99,667)                0

Cash provided by (used in) operations         $  1,276,477      $ (2,628,128)

(See accompanying notes)

                 COLLINS INDUSTRIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Condensed Financial Statements
                                (Unaudited)




(1)  General

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position and results of operations for the three months ended January 31, 1995 and 1994, and the changes in its financial position for the three months ended January 31, 1995 and 1994.

(2)  Inventories

Inventories which include material, labor, and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

Major classes of inventories as of January 31, 1995 and October 31, 1994, consisted of the following:

                                   January 31,         October 31,
                                       1995                1994

     Chassis                        $ 6,069,165        $  7,272,003
     Raw materials & components       9,603,039           9,291,001
     Work in process                  5,813,963           5,425,766
     Finished goods                   3,786,874           3,092,399
                                    $25,273,041        $ 25,081,169


(3)  Loss per Share

Loss per share has been computed using the weighted average outstanding common and common equivalent shares (7,159,087 and 7,084,680 shares for the three months ended January 31, 1995 and 1994, respectively).

(4)  Contingencies and Litigation

At January 31, 1995 the Company had contingencies and litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position.

  Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations



RESULTS OF OPERATIONS:

Net Sales

Sales for the quarter ended January 31, 1995 were $33.6 million or 26.1 percent higher than the $26.6 million in net sales for the quarter ended January 31, 1994. This increase was principally due to improved sales of ambulance products.

The Company's consolidated sales backlog at January 31, 1995 was $47.8 million compared to $33.5 million at January 31, 1994.


Cost of Sales

The Company's cost of sales for the quarter ended January 31, 1995 were $29.6 million or 88.1 percent of sales compared to $23.9 million or
89.9 percent of sales for the quarter ended January 31, 1994. This reduction as a percentage of sales was principally due to realization of sales price increases and improved manufacturing efficiencies in the Company's ambulance division. The reduction in the Company's overall cost of sales percentage was partially offset by the continued losses in commercial bus operations.

Selling, General & Administrative Expenses

Selling, general and administrative expenses were $3.5 million or 10.3 percent of sales for the quarter ended January 31, 1995 compared to $2.9 million or
10.9 percent of sales for the quarter ended January 31, 1994. The overall increase of $.6 million was principally due to higher selling and marketing costs associated with Ambulance Division's sales increase.

Other Income (Expense)

Other income for the quarter ended January 31, 1995 included the gain from the sale of vacant land of $99,667. No similar transactions occurred in the quarter ended January 31, 1994.


Net Loss

The Company's net loss was $.2 million ($.03 per share) for the quarter ended January 31, 1995 compared to $1.1 million ($.15 per share) for the quarter ended January 31, 1994. Substantially all of the reduction in the Company's net loss is attributable to the Company's improved ambulance operations as previously described.


LIQUIDITY AND CAPITAL RESOURCES:

The Company used existing credit lines, internally generated funds and supplier financing to finance its operations and capital expenditures for the quarter ended January 31, 1995.

Cash provided by operations was $1.3 for the quarter ended January 31, 1995 compared to funds used in operations of $2.6 million for quarter ended January 31, 1994. This increased cash provided by operations resulted from improved operations in the Company's ambulance product lines and a corresponding reduction of the Company's overall net loss and improved inventory turns.

Cash provided by investing activities was $.6 million for the quarter ended January 31, 1995 compared to cash used in investing activities of $.1 million for the quarter ended January 31, 1994. Substantially all of this change was due to the proceeds realized from the sale of vacant land of $.6 million in the quarter ended January 31, 1995.

Cash flow used in financing activities was $1.6 million for the quarter ended January 31, 1995 compared to cash flow provided by financing activities of $.1 million in the quarter ended January 31, 1994. Substantially all of this change resulted from the repayment of bank debt ($.6 million) and reductions in short-term borrowings ($.8 million) in the quarter ended January 31, 1995.

The Company believes that its cash flows from operations will be sufficient to satisfy its future working capital and capital expenditure requirements.

At January 31, 1995 there were no significant or unusual contractual commitments or capital expenditure commitments.

The Company is continuing its negotiations with a major U.S. bank to refinance a majority of its interest-bearing debt. The refinancing, if consummated, would provide the Company with a credit line of $34.0 million and would initially be utilized to repay the Senior Notes and all chassis floor plan financing. Such refinancing would require the Company to make an extraordinary charge against 1995 operations ($.5 million) for the costs associated with the early extinguishment of debt.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

Settlement of SEC Investigation

On November 3, 1994, the Securities and Exchange Commission instituted public administrative proceedings against the Company, Donald Lynn Collins and other representatives of the Company, pursuant to Section 21C of the Exchange Act and Section 8A of the Securities Act concerning alleged violations of the anti-fraud, reporting, record-keeping and internal controls provisions of the Exchange Act and the Securities Act. Simultaneously with the institution of the proceedings, the Commission accepted an offer of settlement from each respondent in which, without admitting or denying the findings of the Commission, each respondent agreed to the issuance of an order directing the respondent to cease and desist from committing and/or causing violations of certain provisions of the Exchange Act and, as to the Company and Donald Lynn Collins, the Securities Act.

Item 2 - Changes in Securities
         Not applicable

Item 3 - Defaults on Senior Securities
         Not applicable

Item 4 - Submission of Matters to a Vote of Security-Holders
         Not applicable

Item 5 - Other Information
         Not applicable

Item 6 - Exhibits and Reports on Form 8-K
         (a)    Exhibits:
                       27.0 - EDGAR Financial Data Schedule

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended January 31, 1995.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COLLINS INDUSTRIES, INC.
                                     (REGISTRANT)



                                   Larry W. Sayre
  DATE  March 14, 1994            ____________________________
                                   LARRY W. SAYRE
                                   VICE PRESIDENT - FINANCE AND
                                   CHIEF FINANCIAL OFFICER