Form 10-K/A
period 1994-10-31
COLLINS INDUSTRIES INC
filed 1995-04-13
CIK 21759

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-K/A
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 [FEE REQUIRED]
    For the fiscal year ended October 31, 1994 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 [NO FEE REQUIRED]
    For the transition period from    to

Commission file number 0-12619

                          COLLINS INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)

              MISSOURI                               43-0985160
  (State or other jurisdiction                    (I.R.S. Employer
         of incorporation)                      Identification Number)

421 East 30th Avenue   Hutchinson, Kansas            67502-2489
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number including area code:  316-663-5551

Securities registered pursuant to Section 12(b) of the Act:
   Title of each class         Name of each exchange on which registered
       None                                       N/A

Securities registered pursuant to Section 12(g) of the Act:
                Common Stock, Par Value $.10 per share
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X    No
                             -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 6, 1995 was $14,263,316.

The number of shares of Common Stock outstanding as of March 6, 1995 was 7,237,348.
                    Documents Incorporated by Reference

The following are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:
     Document:                            Part of Form 10-K
Proxy Statement for Annual Meeting
       of Shareholders on 2/24/95         Part III

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-K/A

     AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                          COLLINS INDUSTRIES, INC.

                              AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended October 31, 1994 as set forth below:

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to security ownership of certain beneficial owners and management is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders held on February 24, 1995, and is incorporated herein by reference.

     In addition to the information with respect to security ownership of certain beneficial owners and management incorporated herein by reference, the following table sets forth information as of January 25, 1995, with respect to certain additional persons who the Company has been informed are beneficial owners of more than five percent of the Company's outstanding Common Stock.

     Name and Address                   Shares Beneficially      Percentage
     of Beneficial Owned                       Owned               Owned
     -------------------                -------------------     -----------
     Dimensional Fund                         517,975 (1)          7.16%
     Advisors Inc.
       1299 Ocean Avenue, 11th Floor
       Santa Monica, CA 90401

     Collins Industries, Inc. Tax             382,710              5.29%
     Deferred Saving Plan & Trust
       c/o Bank of Kansas, as Trustee (2)
       Financial Square
       P.O. Box 1707
       South Hutchinson, Kansas 67504-1707

(1) Includes 312,550 shares owned by Dimensional Fund Advisors Inc. Persons who are officers of Dimensional Fund Advisors Inc. also serve as officers of DFA Investment Dimensions Group Inc. (The "Fund") and The DFA Investment Trust Company (the "Trust"), each an open-end management investment company registered under the Investment Company Act of 1940. In their capacities as officers of the Fund and the Trust, these persons vote 186,325 additional shares which are owned by the Fund and 19,100 additional shares which are owned by the Trust.

(2) Prior to January 1, 1995, the trustee of the Collins Industries, Inc. Tax Deferred Savings Plan & Trust was The First National Bank of Hutchinson, One North Main, P.O. Box 913, Hutchinson, Kansas 67504-0913.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    April 12, 1995


                              COLLINS INDUSTRIES, INC.


                              By: /s/ Larry W. Sayre
                                  ---------------------------
                                   Larry W. Sayre, Vice President Finance and
                                   Chief Financial Officer