Form 10-Q
period 1995-04-30
COLLINS INDUSTRIES INC
filed 1995-06-12
CIK 21759

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549




                            FORM 10-Q



(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  April 30, 1995

                               OR

[    ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

Commission file number     0-12619

                  Collins Industries, Inc.
                                .
     (Exact name of registrant as specified in its charter)

               Missouri  (State or other jurisdiction of incorporation)
              43-0985160  (I.R.S. Employer Identification Number)

  421 East 30th Avenue    Hutchinson, Kansas       67502-2489     .
   (Address of principal executive offices)        (Zip Code)

Registrant's telephone number including area code   316-663-5551 .



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                              Yes  X .  No    .



              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




Common Stock, $.10 par value                         7,268,113       .
          Class                             Outstanding at June 9, 1995




                 PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements

            Collins Industries, Inc. and Subsidiaries
              CONSOLIDATED CONDENSED BALANCE SHEETS

                                             April       October
                                               30,          31,
                                              1995         1994
                                           (Unaudited)
ASSETS
Current assets:
    Cash                                  $ 2,138,675    $ 3,814,398
    Receivables, trade & other,net          6,884,340      8,076,319
    Inventories, lower of cost (FIFO)
      or market (Note 2)                   26,543,595     25,081,169
    Prepaid expenses and other
      current assets                          713,717        978,270
        Total current assets               36,280,327     37,950,156

Property and equipment, at cost:           35,461,752     35,220,579
    Less:  accumulated depreciation        21,345,282     20,304,288
Net property and equipment                 14,116,470     14,916,291

Other assets                                1,379,087      1,927,252
        Total assets                      $51,775,884    $54,793,699

LIABILITIES & SHAREHOLDERS' INVESTMENT
Current liabilities:
    Current maturities of long-term
         debt & leases                    $ 2,260,275    $ 2,006,694
    Note payable to bank                            -        625,000
    Chassis floorplan notes payable         2,926,269      3,676,111
    Accounts payable                       13,441,529     13,878,109
    Accrued expenses                        3,072,534      3,582,729
        Total current liabilities          21,700,607     23,768,643

Long-term capitalized leases,
    less current maturities                 1,992,187      2,143,403
Long-term debt, less current maturities    18,550,228     18,401,311
Reserve for litigation settlement                   -      1,201,936
Deferred income taxes                         284,000        284,000

Shareholders' investment:
    Preferred stock, $.10 par value (Note 3)        -              -
    Common stock, $.10 par value              726,811        713,735
    Paid-in capital                        19,527,376     19,457,056
    Retained earnings (deficit)           (11,005,325)   (11,176,385)
        Total shareholders' investment      9,248,862      8,994,406

        Total liabilities & shareholders'
            investment                    $51,775,884    $54,793,699

(See accompanying notes)


            Collins Industries, Inc. and Subsidiaries
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                            Three Months Ended           Six Months Ended
                                 April 30                    April 30,
                            1995         1994            1995         1994
Sales                   $34,883,923   $38,392,517    $68,446,277  $65,010,641

Cost of sales            30,150,007    32,920,944     59,720,401   56,859,946

    Gross profit          4,733,916     5,471,573      8,725,876    8,150,695

Selling, general and
  administrative expenses 3,406,353     3,393,831      6,869,284    6,267,984

    Income from
      operations          1,327,563     2,077,742      1,856,669    1,882,711

Other income (expense):
    Special non-recurring
       expenses                   -      (984,360)             -   (1,005,140)
    Interest expense       (960,061)     (867,442)    (1,788,147)  (1,657,092_
    Other, net               33,050       (22,102)       102,538      (88,809)
                           (927,011)   (1,873,904)    (1,685,609)  (2,751,041)

Income (loss) before provision
    for income taxes        400,552       203,838        171,060     (868,330)

Provision for income taxes        -             -              -            -


Net income (loss)       $   400,552   $   203,838    $   171,060  $  (868,330)


Earnings per share:

    Net income (loss)        $  .06        $  .03         $  .02       $ (.12)


Weighted average shares
   outstanding            7,252,800     7,089,081      7,205,167    7,086,844

(See accompanying notes)



            Collins Industries, Inc. and Subsidiaries
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                           (Unaudited)

                                                   Six Months Ended
                                                       April 30,
                                                  1995           1994
Cash flow from operations:
    Cash received from customers              $69,638,256    $68,120,636
    Cash paid to suppliers and employees      (67,455,912)   (64,423,356)
    Interest paid                              (1,758,018)    (1,745,901)

        Cash provided by operations               424,326      1,951,379

Cash flow from investing activities:
    Capital expenditures                         (241,173)      (286,552)
    Proceeds from sale of vacant land             643,667              -
    Other, net                                    (22,658)        (8,409)

        Cash provided by (used in)
          investing activities                    379,836       (294,961)

Cash flow from financing activities:
    Net reduction in short-term borrowings       (749,842)    (2,727,409)
    Principal payments of note payable to bank   (625,000)      (833,333)
    Principal payments of long-term debt
      and capitalized leases                     (950,654)      (676,247)
    Payment of financing costs                   (154,389)             -

        Cash flow used in financing
           activities                          (2,479,885)    (4,236,989)

Net decrease in cash                           (1,675,723)    (2,580,571)

Cash at beginning of period                     3,814,398      4,356,702

Cash at end of period                         $ 2,138,675    $ 1,776,131

Reconciliation of net loss to net cash
  provided by operations:
    Net income (loss)                         $   171,060    $  (868,330)
    Non-cash charges to operations              1,305,602      1,812,995
    Decrease in receivables                     1,191,979      3,109,995
    Increase in inventories                    (1,462,426     (3,103,473)
    Decrease (increase) in prepaid
      expenses and other current assets           264,553        (77,397)
    Increase (decrease) in accounts
      payable and accrued expenses               (946,775)     1,077,589
    Gain on sale of vacant land                   (99,667)             -

Cash provided by operations                   $   424,326    $ 1,951,379

(See accompanying notes)

            COLLINS INDUSTRIES, INC. AND SUBSIDIARIES


      Notes to Consolidated Condensed Financial Statements
                           (Unaudited)





(1)  General

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position and results of operations for the three and six months ended April 30, 1995 and 1994, and the changes in its financial position for the six months ended April 30, 1995 and 1994.

(2)  Inventories

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

Major classes of inventories as of April 30, 1995 and October 31, 1994, consisted of the following:

                                      April 30,        October 31,
                                        1995              1994

     Chassis                        $  6,852,130      $  7,272,003
     Raw materials & components       10,237,063         9,291,001
     Work in process                   5,498,622         5,425,766
     Finished goods                    3,955,780         3,092,399
                                     $26,543,595       $25,081,169

(3)  Preferred Stock Purchase Rights

On March 28, 1995 the Company's Board of Directors adopted a stockholders rights plan (Plan) and declared a dividend distribution of one right (Right) for each outstanding share of Common Stock to stockholders of record on April 20, 1995. Under the terms of the Plan each Right entitles the holder to purchase one one-hundredth of a share of Series A Participating Preferred Stock (Unit) at an exercise price of $7.44 per Unit. The Rights are exercisable a specified number of days following (i) the acquisition by a person or group of persons of 20% or more of the Company's Common Stock or (ii) the commencement of a tender offer or an exchange offer for 20% or more of the Company's Common Stock or (iii) when a majority of the Company's Unaffiliated Directors (as defined) declares that a Person is deemed to be an Adverse Person (as defined) upon determination that such Adverse Person has become the beneficial owner of at least 10% of the Company's Common Stock. The Company has reserved 750,000 shares of Preferred Stock, $.10 par value, for issuance upon the exercise of the Rights. The Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right in accordance with the provisions of the Plan. Rights expire on April 1, 2005 unless redeemed earlier by the Company.

(4)  Earnings per Share

Earnings per share has been computed using the weighted average outstanding common and common equivalent shares.

(5)  Contingencies and Litigation

At April 30, 1995 the Company had contingencies and litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position.

(6)  Subsequent Event

On May 9, 1995 the Company entered into an agreement with NationsBank of Georgia, N.A., Atlanta, Georgia, for a $33.05 million credit facility. The agreement provides for a revolving credit facility of $25.0 million and a long-term credit facility of $8.05 million. The revolving credit facility bears interest at 1-1/4% over the Bank's prime rate, which is currently nine percent (9%). The long-term facility bears interest at 1-1/4% to 1-1/2% over the Bank's prime rate. The proceeds of the new credit facility were used to repay the Company's Senior Debt and chassis financing in the amount of $23.0 million.

Due to the early extinguishment of the Senior Debt, the Company will incur a non-cash extraordinary charge of approximately
$475,000 in its third fiscal quarter ending July 31, 1995.



Item  2  -  Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

RESULTS OF OPERATIONS

Net Sales

Sales for the six months ended April 30, 1995 were $68.4 million compared to $65.0 million for the same period in fiscal 1994. This increase was principally due to improved sales of ambulance products. The overall sales increase was partially offset by declines in commercial bus and school bus sales.

Sales for the quarter ended April 30, 1995 were $34.9 million compared to $38.4 million for the same period in fiscal 1994. This decrease was principally due to a decline in commercial bus sales and lower chassis sales from greater customer supplied school bus chassis.

Cost of Sales

Cost of sales for the six months ended April 30, 1995 were 87.3% of sales compared to 87.5% of sales for the same period in fiscal
1994.

Cost of sales for the quarter ended April 30, 1995 were 86.4% of sales compared to 85.7% of sales for the same period in fiscal 1994. This increase was principally due to the impact of the fixed production costs associated with commercial bus and school bus operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.9 million or 10.0% of sales for the six months ended April 30, 1995 compared to $6.3 million or 9.6% for the same period in fiscal 1994. The overall increase of $.6 million was principally due to higher selling and marketing costs associated with the ambulance division's sales increase.

Other Income (Expense)

Special non-recurring expenses of $1.0 million were not incurred in the three and six months ended April 30, 1994. These expenses were not incurred in fiscal 1995 and related to the legal and other costs associated with the SEC investigation which was settled in November, 1994.

Interest expense for the six months ended April 30, 1995 was $1.8 million compared to $1.7 million for the same period in fiscal 1994. Substantially all of this increase resulted from increases in the Company's average borrowing rates associated with the increased interest rates on the Senior Notes and bank debt.

Interest  expense for the quarter ended April 30, 1995  was  $1.0 million  compared  to $.9 million for the same period  in  fiscal
1994.   This increase was principally due to the same reasons  as
discussed in the preceding paragraph.

In May, 1995 the Company completed a new $33.05 million credit facility with NationsBank of Georgia, N.A. The interest rates under the new credit facility are significantly lower than under the Company's previous debt structure. Accordingly, it is anticipated that future interest expense will decrease.

Other income for the six months ended April 30, 1995 included the
gain  from  the  sale  of  vacant land of  $99,667.   No  similar
transactions occurred in the same period of fiscal 1994.

Net Income (Loss)

The Company's net income was $.2 million ($.02 per share) for the six months ended April 30, 1995 compared to a net loss of $.9 million ($.12 per share) for the same period in fiscal 1994. This improvement was principally due to the improved operations in the Company's ambulance and handicapped products divisions and the elimination of the special non-recurring expenses incurred in fiscal 1994. The improvement in net income was partially offset by the losses in the Company's commercial bus and school bus divisions.

The Company's net income for the quarter ended April 30, 1995 was $.4 million ($.06 per share) compared to $.2 million ($.03 per share) for the same period in fiscal 1994. The net income change is principally due to the same reasons discussed in the immediately preceding paragraph.

In connection with the previously described financing with NationsBank an extraordinary non-cash charge of approximately
$475,000 will be taken in the third quarter ending
July 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES:

The Company used existing credit lines, internally generated funds and supplier financing to finance its operations and capital expenditures for the six months ended April 30, 1995.

Cash provided by operations was $.4 million for the six months ended April 30, 1995. The primary sources of cash provided by operations for the six months ended April 30, 1995 was net income and decreases in receivables and prepaid expenses. These sources of cash were partially offset by an increase in inventories and a decrease in accounts payable and accrued expenses.

Cash provided by investing activities was $.4 million for the six months ended April 30, 1995. The principal sources of cash provided by investing activities was attributable to the proceeds realized from the sale of vacant land. This source was partially offset by capital expenditures and other investments.

Cash used in financing activities was $2.5 million for the six months ended April 30, 1995. The primary uses of cash for financing activities related to the repayments of Senior Debt, bank debt and chassis financing.

In May, 1995, the Company completed a $33.05 million credit facility with NationsBank of Georgia, N.A.. The proceeds were used to retire the Company's Senior Debt and chassis financing in the amount of $23.0 million. Future cash flow requirements under this financing are lower than under the Company's previous debt structure.

The Company believes that its cash flows from operations and funds available from the new credit facility described above will be sufficient to satisfy its future working capital and capital expenditure requirements.

At   April  30,  1995  there  were  no  significant  or   unusual
contractual commitments or capital expenditure commitments.

                   PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

Not Applicable

Item 2 - Changes in Securities

Preferred Stock Purchase Rights

On March 28, 1995 the Company's Board of Directors adopted a stockholders rights plan (Plan) and declared a dividend distribution of one right (Right) for each outstanding share of Common Stock to stockholders of record on April 20, 1995. Under the terms of the Plan each Right entitles the holder to purchase one one-hundredth of a share of Series A Participating Preferred Stock (Unit) at an exercise price of $7.44 per Unit. The Rights are exercisable a specified number of days following (I) the acquisition by a person or group of persons of 20% or more of the Company's Common Stock or (ii) the commencement of a tender offer or an exchange offer for 20% or more of the Company's Common Stock or (iii) when a majority of the Company's Unaffiliated Directors (as defined) declares that a Person is deemed to be an Adverse Person (as defined) upon determination that such Adverse Person has become the beneficial owner of at least 10% of the Company's Common Stock. The Company has reserved 750,000 shares of Preferred Stock $.10 par value, for issuance upon the exercise of the Rights. The Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right in accordance with the provisions of the Plan. The Rights expire on April 1, 2005 unless redeemed earlier by the Company.

Item 3 - Defaults on Senior Securities

Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

The Company's 1995 Annual Meeting of Shareholders was held February 24, 1995. Three directors were elected at the meeting, each for a three year term. Mr. Donald Lynn Collins received 6,510,653 votes for election, 220,117 votes against, with 125 abstentions. Mr. Robert E. Lind received 6,548,351 votes for election, 220,117 votes against, with 125 votes abstentions. Mr. Don S. Peters received 6,510,653 votes for election, 220,117 votes against, with 125 abstentions.

The  shareholders approved the Company's 1995 Stock Option  Plan.
The  1995  Stock Option Plan received 4,059,384 votes  in  favor,
897,389 against, with 62,105 abstentions.

The  shareholders also approved the Company's 1995 Stock Exchange
Plan.   The 1995 Stock Exchange Plan received 3,921,834 votes  in
favor, 1,034,480 against, with 62,555 abstentions.

Item 5 - Other Information

Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits:

         27.0 - EDGAR Financial Data Schedule

(b)  Reports on Form 8-K:

         Form 8-K was filed on March 30, 1995 covering the adoption of a Preferred Stock Purchase Rights Plan and was subsequently amended on May 8, 1995 on Form 8-K/A.

                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COLLINS INDUSTRIES, INC.
                                   (REGISTRANT)





DATE    June 9, 1995               Larry W. Sayre
                                   ____________________________
                                   LARRY W. SAYRE
                                   VICE PRESIDENT - FINANCE AND
                                   CHIEF FINANCIAL OFFICER