Form 10-Q
period 1995-07-31
COLLINS INDUSTRIES INC
filed 1995-09-08
CIK 21759

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549



                                FORM 10-Q



    (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended:  July 31, 1995

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

     Registrant's telephone number including area code 316-663-5551.



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                 Yes  X   No





                  APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




    Common Stock, $.10 par value                    7,274,740
          Class                           Outstanding at August 31, 1995



                     PART I. - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                Collins Industries, Inc. and Subsidiaries
                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                        July 31,     October 31,
                                          1995           1994
                                      (Unaudited)
    ASSETS
    Current assets:
    Cash                              $      76,995  $ 3,814,398
    Receivables, trade & other, net       7,419,519    8,076,319
    Inventories, lower of cost           26,263,343   25,081,169
     (FIFO) or market (Note 2)
    Prepaid expenses and other
     current assets                         810,418      978,270
        Total current assets             34,570,275   37,950,156

    Property and equipment, at cost:     35,544,623   35,220,579
       Less:  accumulated depreciation   21,851,011   20,304,288
    Net property and equipment           13,693,612   14,916,291

    Other assets                          1,391,126    1,927,252
        Total assets                    $49,655,013  $54,793,699

    LIABILITIES & SHAREHOLDERS' INVESTMENT
    Current liabilities:
      Current maturities of long-term
       debt & leases                      1,134,107    2,006,694
    Note payable to bank                          -      625,000
    Chassis floorplan notes payable               -    3,676,111
    Accounts payable                     10,375,133   13,878,109
    Accrued expenses                      2,914,914    3,582,729
        Total current liabilities        14,424,154   23,768,643

    Long-term capitalized leases,
     less current maturities              1,883,949    2,143,403
    Long-term debt, less current
     maturities                          23,816,370   18,401,311
    Reserve for litigation settlement             -    1,201,936
    Deferred income taxes                   284,000      284,000

    Shareholders' investment:
      Preferred stock, $.10 par value             -            -
      Common stock, $.10 par value          727,474      713,735
      Paid-in capital                    19,554,277   19,457,056
      Retained earnings (deficit)       (11,035,211) (11,176,385)
        Total shareholders' investment    9,246,540    8,994,406

        Total liabilities &
          shareholders' investment      $49,655,013  $54,793,699

(See accompanying notes)


                Collins Industries, Inc. and Subsidiaries
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)

                          Three Months Ended         Nine Months Ended
                                July 31,                   July 31,
                            1995       1994           1995         1994

  Sales                 $35,441,171  $36,815,785  $103,887,448  $101,826,426

  Cost of sales          30,857,204   32,336,728    90,577,605    89,196,674

      Gross profit        4,583,967    4,479,057    13,309,843    12,629,752

  Selling, general and
   administrative expenses3,396,738    3,440,792    10,265,945     9,708,776

      Income from
       operations         1,187,229    1,038,265     3,043,898     2,920,976

  Other income (expense)
   Special non-recurring
    expenses                      -       (8,208)            -    (1,013,348)
   Interest expense        (843,168)    (894,465)   (2,631,315)   (2,551,557)
   Other, net                46,497       17,338       149,035       (71,472)

                           (796,671)    (885,335)   (2,482,280)   (3,636,377)

        Income (loss) before provision
         for income taxes and extraordinary
         items              390,558      152,930       561,618      (715,401)

  Provision for income
   taxes                          -            -             -             -
       Income (loss) before
        extraordinary items 390,558      152,930       561,618      (715,401)
  Extraordinary items
   (Note 3)                (420,444)           -      (420,444)            -

       Net income (loss)$   (29,886) $   152,930  $    141,174  $   (715,401)


  Earnings per share:
   Income (loss) before
     extraordinary items      $ .05          $.02        $ .07         $(.10)
   Extraordinary items         (.05)            -         (.05)            -

    Net income (loss)         $   -          $.02        $ .02         $(.10)


  Weighted average
   shares outstanding     7,269,410    7,117,318     7,226,816     7,097,233

(See accompanying notes)


                Collins Industries, Inc. and Subsidiaries
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                               (Unaudited)

                                             Nine Months Ended
                                                 July 31,
                                             1995         1994
  Cash flow provided by (used in)
   operations:
    Cash received from customers         $104,544,248   $104,686,892
    Cash paid to suppliers and
     employees                           (104,038,472)   (99,978,054)
    Interest paid                          (2,631,315)    (2,551,557)

        Cash provided by (used in)
         operations                        (2,125,539)     2,157,281

  Cash flow from investing activities:
    Capital expenditures                     (324,044)      (467,307)
    Proceeds from sale of vacant land         643,667              -
    Other, net                               (176,187)             -

      Cash provided by (used in)
       investing activities                   143,436       (467,307)

  Cash flow from financing activities:
    Net reduction in short-term
     borrowings                            (3,676,111)     (1,063,627)
    Principal payments of note payable
     to bank                                 (625,000)     (1,458,333)
    Principal payments of long-term
     debt and capitalized leases          (19,380,380)       (916,616)
    Addition to long-term debt (Note 3)    21,926,191               -                                        91......            .

        Cash flow used in financing
         activities                        (1,755,300)     (3,438,576)

  Net decrease in cash                     (3,737,403)     (1,748,602)

  Cash at beginning of period               3,814,398       4,356,702

  Cash at end of period                   $    76,995     $ 2,608,100

  Reconciliation of net income (loss) to
   net cash provided by (used in)
   operations:
    Net income (loss)                      $   141,174    $  (715,401)
    Non-cash charges to operations           1,940,823      2,380,774
    Decrease in receivables                    656,800      2,860,466
    Increase in inventories                 (1,182,174)    (3,593,838)
    Decrease (increase) in prepaid
     expenses and other current assets         167,852       (260,721)
    Increase (decrease) in accounts
     payable and accrued expenses           (4,170,791)     1,486,001
    Gain on sale of vacant land                (99,667)             -
    Loss on early extinguishment
     of debt                                    420,444             -                                      ........        .....

  Cash provided by (used in) operations    $ (2,125,539)   $ 2,157,281

(See accompanying notes)

                COLLINS INDUSTRIES, INC. AND SUBSIDIARIES


         Notes to Consolidated Condensed Financial Statements
                           (Unaudited)




   (1)  General

   In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position and results of operations for the three and nine months ended July 31, 1995 and 1994, and the changes in its financial position for the nine months ended July 31, 1995 and 1994.

   (2)  Inventories

   Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

   Major classes of inventories as of July 31, 1995 and October 31, 1994, consisted of the following:

                                   July 31,        October 31,
                                    1995               1994
                                 [C]               [C]
   Chassis                       $6,464,538        $7,272,003
   Raw materials & components     9,654,590         9,291,001
   Work in process                5,400,862         5,425,766
   Finished goods                 4,743,353         3,092,399
                                $26,263,343       $25,081,169

   (3)  Loan Agreements and Retirement of Debt

   On May 9, 1995 the Company entered into a Loan Agreement with NationsBank of Georgia, N.A., Atlanta, Georgia, for a $33.05 million credit facility. The Agreement provides for a revolving credit facility of $25.0 million and a long-term credit facility of $8.05 million. The revolving credit facility bears interest at 1-1/4% over the Bank's prime rate, which is currently eight and three quarters percent (8-3/4%). The long-term facility bears interest at 1-1/4% to 1-1/2% over the Bank's prime rate. The proceeds of the new credit facility were used to repay the Company's Senior Debt and chassis financing.

   The revolving credit facility is collateralized by inventories and receivables and the long-term facility is collateralized by equipment and certain real property. Under terms of the Agreement, the Company is required to maintain certain financial ratios and other financial conditions. The Agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends.

   In June, 1995 the Company retired at less than par value certain subordinated debentures which would have matured in 2000. A gain of $53,881 from the early retirement of these debentures and a charge of $474,325 for the unamortized debt issuance costs associated with the early retirement of the Senior Debt resulted in net extraordinary items of $420,444 ($.05 per share) for the three months ended July 31, 1995.

   (4)  Preferred Stock Purchase Rights

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

   (5)  Earnings per Share

   Earnings per share has been computed using the weighted average outstanding common and common equivalent shares.

   (6)  Contingencies and Litigation

   At July 31, 1995 the Company had contingencies and litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position.

<PAGE)

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   RESULTS OF OPERATIONS

   Net Sales

   Sales for the nine months ended July 31, 1995 were $103.9 million compared to $101.8 million for the same period in fiscal 1994. This increase was principally due to improved sales of ambulance and wheelchair lift products. The overall sales increase was partially offset by declines in truck and commercial and school bus sales.

   Sales for the quarter ended July 31, 1995 were $35.4 million compared to $36.8 million for the same period in fiscal 1994. This decrease was principally due to a decline in truck sales.

   Cost of Sales

   Cost of sales for the nine months ended July 31, 1995 were 87.2% of sales compared to 87.6% of sales for the same period in fiscal 1994.

   Cost of sales for the quarter ended July 31, 1995 were 87.1% of sales compared to 87.8% of sales for the same period in fiscal 1994. This decrease was principally due to the impact of the ambulance division's increased productivity and control of fixed production costs.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses were $10.3 million or 9.9% of sales for the nine months ended July 31, 1995 compared to $9.7 million or 9.5% for the same period in fiscal 1994. The overall increase of $.6 million was principally due to higher selling and marketing costs associated with the ambulance division's sales increase.

   Other Income (Expense)

   Special non-recurring expenses of $1.0 million were incurred in the nine months ended July 31, 1994. These expenses were not incurred in fiscal 1995 and related to the legal and other costs associated with the SEC investigation which was settled in November, 1994.

   Interest expense for the nine months ended July 31, 1995 and 1994 was $2.6 million. Interest expense for the quarter ended July 31, 1995 was $.8 million compared to $.9 million for the same period in fiscal 1994. This decrease was principally due to decreases in the Company's average borrowing rates through a new $33.05 million credit facility with NationsBank of Georgia, N.A. as discussed in Note 3 to the Consolidated Condensed Financial Statements.

   Other income for the nine months ended July 31, 1995 included the gain from the sale of vacant land of $99,667 and rental income of certain properties. No similar transactions occurred in the same periods of fiscal 1994.

   Extraordinary Items

   Extraordinary items associated with the early extinguishment of debt as discussed in Note 3 to the Consolidated Condensed Financial Statements were $420,444 ($.05 per share) for the three and nine months ended July 31, 1995. No extraordinary items were incurred in similar periods in fiscal 1994.

   Net Income (Loss)

   The Company's net income was $.1 million ($.02 per share) for the nine months ended July 31, 1995 compared to a net loss of $.7 million ($.10 per share) for the same period in fiscal 1994. This improvement was principally due to the improved operations in the Company's ambulance and handicapped products divisions and the elimination of the special non-recurring expenses incurred in fiscal 1994. The improvement in net income was partially offset by the losses in the Company's commercial bus and school bus divisions and the extraordinary charges discussed above.

   The  Company posted a small net loss for the quarter  ended
   July 31, 1995 compared to net income of $.2 million ($.02 per share) for the same period in fiscal 1994. The change in net income is principally due to the impact of the extraordinary items discussed above.

   LIQUIDITY AND CAPITAL RESOURCES:

   The Company used new and existing credit lines, internally generated funds and supplier financing to finance its operations and capital expenditures for the nine months ended July 31, 1995.

   Cash used in operations was $2.1 million for the nine months ended July 31, 1995. The cash used in operations for the nine months ended July 31, 1995 principally resulted from an increase in inventories and a decrease in accounts payable and accrued expenses. These uses of cash were partially offset by a decrease in accounts receivable.

   Cash provided by investing activities was $.1 million for the nine months ended July 31, 1995. The principal sources of cash provided by investing activities was attributable to the proceeds realized from the sale of vacant land. This source was partially offset by capital expenditures and other investments.

   Cash used in financing activities was $1.8 million for the nine months ended July 31, 1995. The primary uses of cash for financing activities related to the repayments of Senior Debt, bank debt and chassis financing.

   In May, 1995, the Company completed a $33.05 million credit facility with NationsBank of Georgia, N.A.. The proceeds were used to retire the Company's Senior Debt and chassis financing. Future cash flow requirements under this financing are lower than under the Company's previous debt structure.

   The Company believes that its cash flows from operations and funds available from the new credit facility described in Note 3 to the Consolidated Condensed Financial Statements will be sufficient to satisfy its future working capital and capital expenditure requirements.

   At July 31, 1995 there were no significant or unusual contractual commitments or capital expenditure commitments.

                      PART II - OTHER INFORMATION


   Item 1 Legal Proceedings

   Not Applicable

   Item 2 - Changes in Securities

   Not Applicable

   Item 3 - Defaults on Senior Securities

   Not Applicable

   Item 4 - Submission of Matters to a Vote of Security Holders

   Not Applicable

   Item 5 - Other Information

   Not Applicable

   Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibits:

        10.14  -  Loan and Security Agreement for $33.05  Million
                  Credit Facility executed May 9, 1995 between the Registrant and NationsBank of Georgia, N.A.

        27.0 - EDGAR Financial Data Schedule

   (b)  Reports on Form 8-K:

        None

                             SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 COLLINS INDUSTRIES, INC.
                                 (REGISTRANT)





   DATE  September 8, 1995       LARRY W. SAYRE
                                 VICE PRESIDENT - FINANCE AND
                                 CHIEF FINANCIAL OFFICER