Form 10-K
period 1995-10-31
COLLINS INDUSTRIES INC
filed 1996-01-26
CIK 21759

Securities and Exchange Commission
                      Washington, DC  20549

                            FORM 10-K

   (Mark One)
   [ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
   For the fiscal year ended October 31, 1995 or
   [     ]  Transition report pursuant to section 13 or 15(d) of the
   Securities Exchange Act of 1934 [No Fee Required]
   For the transition period from _________ to ___________

   Commission file number 0-12619

                             Collins Industries, Inc.
            (Exact name of registrant as specified in its charter)

               Missouri                             43-0985160
   (State or other jurisdiction of incorporation)
                                      (I.R.S. Employer Identification Number)

   421 East 30th Avenue       Hutchinson, Kansas       67502-2489
   (Address of principal executive offices)            (Zip Code)

   Registrant's telephone number including area code     316-663-5551

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

                         Yes  X      No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

   The aggregate market value of voting stock held by non-affiliates of the registrant was $7,361,825 as of December 8, 1995.

   The number of shares of Common Stock outstanding on December 8, 1995 was 7,286,887.

                  Documents Incorporated by Reference

   The following are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:
        Document:                           Part of Form 10-K
   Proxy Statement for Annual Meeting
   of Shareholders on 2/23/96               Part III


                                PART I


   Item 1.  BUSINESS


   General Development of Business

   Collins Industries, Inc. was founded in 1971 as a manufacturer of small school buses and ambulances built from modified cargo vans. The Company's initial product was the first "Type A" school bus, designed to carry 16 to 20 passengers. Today the Company manufactures specialty vehicles and accessories for various basic service niches of the transportation industry. The Company's products include ambulances, small school buses, shuttle and mid-size commercial buses, terminal trucks, wheelchair lifts and accessories and commercial bus chassis. From its inception, Collins' stated goal has been to become the largest manufacturer of specialty vehicles in the U.S. The Company has grown primarily through the internal development of new products and the acquisition of complementary product lines.


   Collins manufactures products used in emergency medical transportation and the transportation of school children, business and leisure travelers and persons with disabilities, as well as in the transfer of freight. In the U.S., Collins is the largest manufacturer of ambulances, a leading manufacturer of small school buses, a manufacturer of shuttle and mid-size commercial buses and the second largest manufacturer of terminal trucks. The Company also manufactures wheelchair lifts and commercial bus chassis. The Company sells its products under several well-known trade names, including Wheeled Coach (ambulances), Collins Bus (small school buses), World Trans (commercial buses), Mobile-Tech (vehicle wheelchair lifts), Capacity (terminal trucks) and Transi-Corp (commercial bus chassis).

   Most Collins products are built to customer specifications from a wide range of options offered by the Company. Collins sells to niche markets which demand manufacturing processes too sophisticated for small job shop assemblers, but is not the highly automated assembly line operations of mass production vehicle manufacturers. The Company emphasizes specialty engineering and product innovation. In the last few years, it has introduced new products and product improvements, which include the Moduvan ambulance, the first ambulance of its size with advanced life-support system capability, the Dura-Ride suspension system, the first frame-isolating suspension system for terminal trucks, and the innovation of a larger seating capacity, Type A Super Bantam school bus capable of carrying up to 24 passengers, the largest Type A in the industry.

   In fiscal 1992, the Company also developed the World Trans 3000, an aluminum body bus built on a rear-engine, rail-type chassis built by the Company. This bus has a lower floor height and tighter turning radius than competitive models available in the industry.

   A new wheelchair lift called the under-vehicle lift (UVL) was introduced in fiscal 1992. The UVL, suitable for installation on both vans and minivans, is the first platform wheelchair lift to be installed on the vehicle exterior so that it does not block vehicle doorway entrances. The UVL is the first Company product targeted to the consumer market, as well as to the commercial market.


   Financial Information About Industry Segments

   Financial  information about industry segments  is  contained  in
   Note 8 to the Company's Consolidated Financial Statements.


   Description of Business

   The Company's product lines currently are considered to be in the Specialty Vehicle Manufacturing segment with the exception of the transportation equipment for disabled persons.

   Ambulances. The Company manufactures both modular and van-type ambulances at its Hutchinson, Kansas and Orlando, Florida plants. Van ("Type II") ambulances are cargo vans modified to include a patient compartment and a raised fiberglass roof. Modular ambulances are produced by attaching an all-aluminum, box-type, patient compartment to either a dual rear-wheel cab chassis ("Type I") ambulance or a dual rear-wheel, van-type, cutaway chassis ("Type III") ambulance or to a single rear-wheel cutaway chassis ("Moduvan") ambulance. A cutaway chassis consists of only the front portion of the driver's compartment, engine, drive train, frame, axle and wheels. Type II ambulances are smaller and less expensive than modular ambulances.

   The Company also produces a limited number of medical support vans designed to transport medical and life-support equipment. Medical support vans are modified commercial vehicles which do not have a patient compartment for advanced life support systems. In 1995, the Company introduced a medical transfer van which transports persons confined to wheelchairs and utilizes the Company's UVL Lift as an option.

   Buses. The Company manufactures small school buses at its South Hutchinson, Kansas, facility and manufactures commercial and shuttle buses at its Newton, Kansas facility. These manufacturing operations are scheduled to be combined in fiscal 1996.

   School Buses. The Company manufactures small Type A school buses which carry from 16 to 24 passengers. Prior to 1992, the Company built Type A school buses by extensively modifying vendor-supplied cargo vans. The majority of Type A school buses built by the Company are now produced by fabricating the body and mounting it on a vendor-supplied, dual rear-wheel or single rear-wheel, cutaway chassis. The Company was the first manufacturer to produce a Type A school bus on this type of chassis, which permits greater seating capacity than a van chassis. School buses are produced in compliance with Federal, state and local laws regarding school transportation vehicles.

   Commercial and Shuttle Buses. The Company produces shuttle and transit buses for car rental agencies, transit authorities, hotels and resorts, retirement centers, nursing homes and similar users. These buses are built to customer specifications and are designed to transport 14 to 30 passengers over short distances. They are equipped with luggage compartments and familiar features.

   Collins offers commercial bus products in various price ranges. The Diplomat is a steel body bus built on a vendor-supplied, cutaway chassis that carries 17 to 25 passengers and targets a low- to mid-price range market. The World Trans 1600/1900 models are aluminum body buses built on vendor-supplied, cutaway chassis that carry 17 to 25 passengers and target mid- to high-price range markets. The World Trans 3000, introduced in early 1993, is an aluminum body bus built on the Company's rear-engine, rail-type chassis. This product is designed for the medium duty segment of the transit and shuttle markets.

   Transportation Equipment for Disabled Persons. The Company manufactures wheelchair lifts and accessories used in the transportation of disabled persons. These products are sold to commercial and school bus manufacturers and to dealers who install the lifts in existing buses. The Company's patented Step-Lift product is installed in the stepwell of buses. The Step-Lift can serve as a conventional two-step entryway into the bus and fold out as a lift to make the bus accessible to disabled persons. In 1992, the Company introduced the under-vehicle lift ("UVL") in North America. The UVL, suitable for installation on both vans and minivans, was the first platform wheelchair lift to be installed on the vehicle exterior so that it does not block vehicle doorway entrances. The UVL was the first Company product targeted to the consumer market as well as to the commercial market.

   Terminal Trucks. The Company produces two basic models of terminal trucks at its Longview, Texas, facility, the Trailer Jockey and the Yardmaster. Terminal trucks are designed and built to withstand heavy-duty use by moving trailers and containers at warehouses, rail yards, rail terminals and shipping ports. Most terminal trucks manufactured by the Company are built to customer specifications. The Company manufactures the entire truck except for major drivetrain components which are purchased from outside suppliers. The Dura-Ride suspension system, an increasingly popular option on the Company's terminal trucks, was installed on over half of the terminal trucks built by the Company during fiscal 1994.

   Bus Chassis. The Company produces both forward- and rear-engine bus chassis for use by the Company and for sale to other manufacturers. These chassis are suitable for both commercial and large school buses. To date, the Company has produced and sold limited quantities of these chassis. The Company plans to continue manufacturing bus chassis suitable for its own products and for sale to other manufacturers.


   Manufacturing

   Manufacturing consists of the assembly of component parts either purchased from others or fabricated internally. With the exception of chassis, chassis components and certain terminal truck components which are purchased from outside suppliers, the Company fabricates the principal components of its products. Collins' internal capabilities include CNC punching and forming of sheet metal, metal stamping, tooling, molding of fiberglass components, mechanical and electrical component assembly, upholstery, painting and finishing and Computer-Aided-Design and Manufacturing (CAD/CAM) systems.

   Collins intends to continue to improve its manufacturing facilities from time-to-time through the selective upgrading of equipment and the mechanization or automation of appropriate portions of the manufacturing process. Management believes the Company's manufacturing facilities are in good condition and are adequate for the purposes for which they currently are used. The capacity of the Company's current facilities, particularly if operated on a multiple shift basis, is considered adequate to meet current needs and anticipated sales volumes.


   New Products

   The Company is not presently engaged in activities which would require a significant amount of expenditures or use of material amounts of assets for development of products in the planning stage or otherwise for the foreseeable future.


   Suppliers

   In order to ensure that it has a readily available supply of chassis for ambulance and bus production, the Company has entered into consignment agreements with General Motors Corporation ("GMC") and Ford Motor Company ("Ford"). Under those agreements, chassis are kept at Company production facilities at no cost to the Company other than chassis storage costs. When an individual chassis is selected from the Company's consignment pool for use in vehicle production, title to the chassis passes to the Company and the Company becomes liable to the consignor for the cost of the chassis. Chassis currently in the consignment pool are supplied by Ford and GMC. While an interruption in supply from one source may cause a temporary slowdown in production, the Company believes that it could obtain adequate numbers of chassis from alternate sources of supply.

   The Company uses substantial amounts of steel in the production of its terminal truck products and purchases certain other major components (primarily engines, transmissions and axles). Collins also uses large amounts of aluminum, steel, fiberglass and glass in the production of ambulances and buses. The principal raw materials and components used by the Company in the production of its wheelchair lifts and accessories are steel, aluminum, motors and batteries. There is substantial competition among suppliers of such raw materials and components, and the Company does not believe that a loss of a single source of supply would have a material adverse effect on its business.


   Patents, Trademarks and Licenses

   The Company owns federal registrations for most of the trademarks which it uses on its products. The Company also owns patents on certain of its wheelchair lift products and on its bus body design, ambulance design, Dura-Ride air suspension system, ambulance warning light system and air-activated bus door. The Company believes that its patents are helpful, because they may force competitors to do more extensive design work to produce a competitive product. The Company believes that its production techniques and skills are as important as product design, and, therefore, in management's opinion, any lack of patent protection would not adversely affect the Company's business.


   Seasonality of Business

   Historically a major portion of the Company's net income has been earned in the second and third fiscal quarters ending April 30 and July 31, respectively. The purchasing patterns of school districts are typically strongest in the spring and summer months which accounts for typically stronger sales of small school buses in the quarters ending April 30 and July 31. Generally, sales of Specialty Vehicles tend to be lower in the fall and winter months due to the purchasing patterns of the Company's customers in general and purchasing activities are normally lower near the end of the calendar year.

   Sales Terms

   The Company produces the majority of its products on an order-only basis. Most specialty vehicle products are delivered on a cash basis. Products sold on a direct basis (not through dealers) and products for the disabled are sold on trade terms common to each respective industry. Finished goods that are reflected on the financial statements are generally sold units that are ready for customer delivery. Since late in fiscal 1992, many sales to dealers have been financed through an unrelated third party for the dealers, resulting in payment generally within days of the sale.


   Customer Concentration

   The Company has no single customer whose loss would have a material adverse effect on an industry segment or the Company as a whole.

   Sales Backlog

   The sales backlog at October 31, 1995 was approximately $29.2 million. This compares to $38.8 million at October 31, 1994. In the opinion of management, the majority of this sales backlog will be shipped during the coming year.


   Governmental Sales

   The Company has, and will continue to, pursue opportunities in government sales as they occur. No material portion of the Company's business, however, is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government. In 1993, the Company was awarded a new contract with the General Services Administration to provide ambulances to all government sectors. The initial term of the contract was for one year with three one-year extension options. This contract does not contain specific quantities that will be ordered. During fiscal 1995 such orders were less than 10 percent of the Company's consolidated sales.


   Marketing and Distribution

   The Company, through its wholly owned subsidiaries, markets its products throughout the U.S. through independent dealers and distributors, Company-owned stores and the direct sales efforts of Company personnel and, to a limited extent, abroad. Each of the Company's product groups is responsible for its own marketing activities and maintains independent relationships with dealers and distributors. Support is provided to dealers and distributors in bidding specification writing and customer service.

   The Company regularly advertises in consumer and trade magazines and other print media and actively participates in national, regional and local trade shows. In addition, Company representatives attend a number of national conventions and regional meetings of important constituent groups such as school boards and emergency medical groups.


   Competition

   The  markets  for most of the Company's product  lines  are  very competitive, and the Company currently has several direct competitors in most markets. Some of these competitors may have greater relative resources. The Company believes it can compete successfully (i) in the ambulance market on the basis of the quality and price of its products, its design engineering and product innovation capabilities and the strength of the Wheeled Coach brand name, (ii) in the small school bus market on the basis of its product price and quality and favorable recognition of its Collins Bus brand name and (iii) in the commercial bus market on the basis of its various product models, product quality, price and distribution network.

   The Company does not have numerous competitors in the market for wheelchair lifts and accessories; however, its primary competitors are well-established and may have greater relative resources. The Company believes it can compete successfully in the market on the basis of its innovative products, product quality and price.

   In the terminal truck market, the Company competes primarily with one larger domestic competitor, Ottawa Truck Corporation and one foreign competitor, Sisu USA, Inc. Both competitors have international distribution channels and are owned by the government of Finland and may have greater relative resources than the Company. The Company believes it can compete successfully in this market on the basis of its Capacity brand name, price, product quality and customer demand for its exclusive Dura-Ride suspension system.


   Research and Development Costs

                                           1995        1994     1993
   Research and Development Expenses     $261,747   $ 72,236  $70,294

   This table cites the level of research and development costs the Company incurred the past three fiscal years. It should be noted the Company does significant research and development work on the production line and, therefore, the major costs of new programs are recorded as cost of sales and are expensed as prototypes.


   Regulation

   The Company is subject to various laws and regulations with respect to employees' health and safety and the protection of the environment. In addition, all of the Company's on-road vehicles must satisfy certain standards applicable to such vehicles established by the United States Department of Transportation. Certain of its products must also satisfy specifications established by other federal, state and local regulatory agencies, primarily dealing with safety and performance standards. In management's opinion, the Company and its products are in compliance in all material respects with all applicable governmental regulations. A substantial change in any such regulation could have a significant impact on the business of the Company.


   Employees

   The Company employs approximately 850 persons full time, including officers and administrative personnel. The Company has not experienced any strikes or work stoppages due to labor problems and considers its relations with its employees to be satisfactory.


   Export Sales

   The Company has no significant foreign or export sales.


   Item 2.  PROPERTIES

   The following table sets forth certain information with respect to the Company's manufacturing and office facilities. The Company owns all properties listed below in fee simple, except as otherwise noted.



                                                                  Approximate
   Location                        Use                            Size(sq ft)

   Hutchinson, Kansas(1)           Corporate headquarters               4,000

   Hutchinson, Kansas(1),(2)       Ambulance production; Wheelchair   300,000
                                   lifts and accessories production;
                                   Office space

   Hutchinson, Kansas(1)           Metal fabrication and available for
                                   additional bus production           60,000

   South Hutchinson, Kansas(1),(3) School bus production;
                                   Office space                       160,000

   Newton, Kansas(1),(4)           Commercial bus production           80,000

   Orlando, Florida(1)             Ambulance production; Office space 229,000

   Longview,  Texas(1)             Terminal truck production; Chassis 120,000
                                   production; Office space

   Mansfield, Texas(1)             Ambulance sales, service and        25,000
                                   distribution center
   ___________________

   (1) This property is pledged as collateral to secure payment of the Company's debt obligations. See "Notes 2 and 3 to Consolidated Financial Statements."
   (2) Approximately 80 percent of this facility, together with related machinery and equipment, is financed by industrial revenue bonds in the original principal amount of $3,500,000 issued by the city of Hutchinson under a lease purchase agreement providing for rental payments sufficient to amortize the bonds in accordance with their terms.
   (3) This facility and certain related equipment are financed by industrial revenue bonds in the original principal amount of $1,750,000 issued by the city of South Hutchinson under a lease purchase agreement similar to the one in effect for the Hutchinson production facility.
   (4) This facility and certain related equipment are financed by industrial revenue bonds in the original principal amount of $1,250,000 issued by the city of Newton under a lease purchase agreement similar to those in effect for the Hutchinson and South Hutchinson production facilities.

   The Company leases several facilities throughout the U.S. for the
   sale and distribution of ambulances.   Although  the  Company evaluates
   opportunities to acquire additional properties at favorable prices as they arise, it believes that its facilities are well maintained and will be adequate to serve its needs in the foreseeable future. Several Company facilities have room to expand in existing buildings and
   others   have  land  upon  which  additional  buildings  can   be
   constructed.


   Item 3.  LEGAL PROCEEDINGS

   The Company has been named as a defendant in various law suits arising out of its normal business operations. Based upon the facts available to date, management believes that the Company has meritorious defenses to these claims, as well as adequate insurance coverage, and that their ultimate resolution should not have a material adverse effect on the Company's financial position.



   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1995.

                             PART II



   Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS



   Collins Industries, Inc. common stock is quoted on the Nasdaq Stock Market under the symbol COLL. The following table sets forth the high and low sales prices per share of the common stock as reported by the Nasdaq Stock Market. On October 31, 1995 there were approximately 3,500 shareholders of the Company's common stock.

                               FISCAL 1995

                                                     Volume
                   Quarter      High       Low       (000s)
                   First       2-3/8      1-5/8         846
                   Second      2-7/8      1-5/8       1,043
                   Third       2-5/8      2             574
                   Fourth      2-5/8      1-7/8         689


                               FISCAL 1994

                                                     Volume
                  Quarter      High        Low       (000s)
                  First       3-1/8     1-13/16       1,131
                  Second      2-3/4     2-1/8           484
                  Third       2-7/8     1-5/8           571
                  Fourth      2-3/4     2               776


   Item 6.  SELECTED FINANCIAL DATA



   Operating History
   (In thousands except share and per-share data)



   Fiscal years ended October 31,          1995       1994       1993

   Sales                                 $140,725   $143,763  $146,992
   Cost of sales                          123,911    126,664   137,436
   Gross profit                            16,814     17,099     9,556
   Selling, general and
     administrative (includes R&D)         13,925     13,661    14,992
   Income (loss) from operations            2,889      3,438    (5,436)
   Other income (expenses):
     Interest                              (2,783)    (3,410)   (3,311)
     Other, net (Note A)                      (27)      (999)   (3,220)
     Income (loss) from
      continuing operations
      before provision
      (benefit) for income
      taxes and
      extraordinary items                      79       (971)   (11,967)
   Provision (benefit) for income taxes         -          -       (749)
   Income (loss) before
     extraordinary items                       79       (971)   (11,218)
     Discontinued operations
         income (loss)                          -          -         -
   Extraordinary items                       (420)         -         -
   Net income (loss)                     $   (341)  $   (971)  $ (11,218)
   Earnings (loss) per share:
     Continuing operations               $    .01   $   (.14)  $   (1.59)
     Discontinued operations                    -          -          -
     Extraordinary items                     (.06)         -          -
     Net income (loss)                       (.05)      (.14)      (1.59)
   Dividends per share:                  $      -   $      -   $   .0625
   Weighted average shares outstanding   7,240,926  7,106,082  7,071,097
   Non-cash charges                      $   3,040  $   2,889  $   3,117



   Operating History (continued)
   (In thousands except share and per-share data)

   Fiscal years ended October 31,                     1992         1991

   Sales                                            $143,502    $145,580
   Cost of sales                                     125,939     125,879
    Gross profit                                      17,563      19,701
   Selling, general and administrative
    (includes R&D)                                    13,806      12,826
   Income (loss) from operations                       3,757       6,875
   Other income (expenses):
    Interest                                          (3,827)     (4,623)
    Other, net (Note A)                                   29          50
    Income (loss) from continuing operations
     before provision (benefit) for income
     taxes and extraordinary items                       (41)      2,302
   Provision (benefit) for income taxes                    -         687
   Income (loss) before extraordinary items              (41)      1,615
    Discontinued operations income (loss)                  -           -
   Extraordinary items                                (1,059)          -
   Net income (loss)                                $ (1,100)   $  1,615
   Earnings (loss) per share:
    Continuing operations                           $      -    $    .34
    Discontinued operations                                -           -
    Extraordinary items                                 (.20)          -
    Net income (loss)                                   (.20)        .34
   Dividends per share:                             $    .10    $      -
   Weighted average shares outstanding             5,395,895   4,779,920
   Non-cash charges                                 $  4,415    $  3,464



   Note A: Includes special non-recurring expenses of $1,010,761 and $3,115,531 in 1994 and 1993, respectively, associated with the restatement of the October 31, 1992 - see Note 9 to consolidated financial statements.



   Financial Position
   (In thousands except share and per-share data)



   Fiscal years ended October 31,        1995       1994       1993

   Current assets                      $32,086     $37,733    $40,651
   Current liabilities                  18,634      23,769     25,376
   Working capital                      13,452      13,964     15,275
   Long-term debt (less
    current maturities)                 17,660      18,401     20,003
   Capitalized leases (less
    current maturities)                  1,746       2,143      2,619
   Shareholders' investment              8,805       8,994      9,811
   Book value per share                   1.21        1.26       1.38
   Working capital per share              1.85        1.96       2.16



   Financial Position (Continued)
   (In thousands except share and per-share data)


   Fiscal years ended October 31,                     1992        1991

   Current assets                                   $53,766     $42.521
   Current liabilities                               47,526      33,530
   Working capital                                    6,240       8,991
   Long-term debt (less current maturities)           1,094      11,065
   Capitalized leases (less current maturities)       3,080       3,661
   Shareholders' investment                          21,179      13,535
   Book value per share                                3.00        2.83
   Working capital per share                            .88        1.88


   Financial Comparisons
   (Continuing Operations)


   Fiscal years ended October 31,             1995          1994      1993

   Gross profit margin                        11.9%         11.9%      6.5%
   Net profit margin                             NA            NA        NA
   SG&A (includes R&D) as % of sales           9.9%          9.5%     10.2%
   Current ratio                              1.7:1         1.6:1     1.6:1
   Long-term debt and capitalized leases
    to shareholders' investment               2.2:1         2.3:1     2.3:1
   Manufacturing space (000's square feet)      978           978       978



   Financial Comparisons (Continued)
   (Continuing Operations)

   Fiscal years ended October 31,                            1992      1991

   Gross profit margin                                       12.2%     13.5%
   Net profit margin                                            NA        NA
   SG&A (includes R & D) as % of sales                        9.6%      8.8%
   Current ratio                                             1.1:1     1.3:1
   Long-term debt and capitalized leases
    to shareholders' investment                              0.2:1     1.1:1
   Manufacturing space (000's square feet)                   1,035     1,035



   Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


   The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.



   RESULTS OF OPERATIONS

   Fiscal 1995 Compared to Fiscal 1994. Sales for fiscal 1995 decreased $3.0 million (2.1%) to $140.7 million. Sales within the Specialty Vehicle product lines were mixed. Chassis sales decreased $3.1 million, principally due to the impact of lower unit sales in commercial and school bus products. Sales of school bus products declined in fiscal 1995, principally due to lower unit sales to major contractors operating large school bus fleets. The unit sales of commercial bus products also declined, primarily due to lower sales of single, rear-wheel buses. The sales declines in the commercial and school bus products were partially offset by an overall increase of 14% in the Company's ambulance product lines. The overall increase in ambulance sales principally resulted from a 10% increase in the volume of ambulances sold in fiscal 1995 compared to fiscal 1994. The unit sales volume of terminal trucks declined approximately 12% in fiscal 1995 compared to fiscal 1994. The unit sales decline in terminal truck products was partially offset by selling price increases and increased sales of spare parts.

   At October 31, 1995, the Company's consolidated sales backlog was approximately $29.2 million. This compares to a $38.8 million consolidated sales backlog at October 31, 1994. The Company believes the majority of its sales backlog will be shipped in the 1996 fiscal year.

   In 1993, the Company was awarded a new contract with the General Services Administration (GSA). The initial term of the contract was one year with three (3) one-year extension options. The Company is currently in the third year of the contract which was originally estimated to be approximately $40 million with the exercise of all extension options. There are no minimum guarantees related to this contract and future sales under the contract are therefore difficult to project.

   Cost of sales and selling, general and administrative expenses for both 1995 and 1994 were approximately the same. Cost of sales were 88.1% of sales in both fiscal 1995 and 1994 and selling general and administrative expenses in fiscal 1995 were 9.7% of sales compared to 9.5% of sales in fiscal 1994.

   Research and development expenses increased to $.3 million in fiscal 1995 compared to $.1 million in fiscal 1994. The principal reason for this increase related to the development of new ambulance products and the development costs associated with a new commercial bus.

   In fiscal 1994, the Company incurred $1.0 million in special, non-recurring expenses as explained in Note 9 (f) to the Consolidated Financial Statements. No expenses related to this matter were incurred in fiscal 1995.

   Interest expense of $2.8 million decreased for fiscal 1995 by $.6 million over fiscal 1994. This decrease was primarily due to reduced average borrowings during fiscal 1995.

   Income before extraordinary items in fiscal 1995 was $.1 million ($.01 per share) compared to a loss of $1.0 million ($.14 per share) in fiscal 1994. The income before extraordinary items in fiscal 1995 increased due to three principal factors: (1) improved sales and income from ambulance product lines (2) lower interest costs and (3) elimination of the special charges incurred in 1994. These income improvements were principally offset by losses sustained in the commercial and school bus product lines in fiscal 1995.

   In fiscal 1995, the Company incurred net extraordinary items of $420,444 associated with its new credit facility with NationsBank of Georgia, N.A. and the retirement of certain subordinated debentures. (Refer to Note 2 to the Consolidated Financial Statements).

   Fiscal 1994 Compared to Fiscal 1993. Sales for fiscal 1994 decreased $3.2 million (2.2%) to $143.8 million. Sales within the Specialty Vehicle product lines were mixed for two principal reasons. First, sales in the Company's terminal truck product line increased 32% over fiscal 1993 principally due to higher sales volumes to intermodal markets. Secondly, this increase was offset by an 18% decline in the Company's bus product lines which primarily resulted from lower sales volumes of commercial buses. Products for the transportation of the disabled decreased $1.8 million in 1994 principally due to a decline in the sales volume of Step-Lift products. There were no other significant changes in sales activity in 1994 except for the change in the method of recognition of revenues as discussed in Note 1(f) of the Consolidated Financial Statements.

   Cost of sales for fiscal 1994 were 88.1% of sales compared to 93.5% in fiscal 1993. The primary reasons for this improvement include: selling price increases in the ambulance division; a reduction in direct labor and manufacturing overhead in the ambulance division; improved margins on terminal truck products associated with their higher sales volume and a reduction in the direct manufacturing costs of products for the transportation of the disabled.

   Selling, general and administrative expenses of $13.6 million (9.5% of sales) for fiscal 1994 decreased by $1.3 million or 8.9%. This decrease was principally attributable to improved cost controls over both selling and administrative expenses in the divisions that produce ambulances and products for the transportation of the disabled. These decreases were partially offset by increased selling expenses associated with the terminal truck division's increase in sales.

   In fiscal 1994, the Company incurred additional special, non-recurring expenses of $1.0 million as explained in Note 9(f) to the Consolidated Financial Statements. These expenses relate to the legal, accounting and other costs associated with the restatement of the 1992 financial statements.

   Interest expense of $3.4 million for fiscal 1994 increased by $.1 million over fiscal 1993. The increase resulted from higher average interest rates on both short- and long-term debt. This increase was partially offset by an overall reduction in both short- and long-term borrowings during 1994.

   There  was no income tax expense recorded in fiscal 1994  due  to the Company's net loss ($971,488). This loss could not be carried back to prior years, and therefore there was no income tax benefit to be derived. This compares to an income tax benefit of $.7 million in fiscal 1993 which resulted from the carryback of the Company's 1993 operating loss against alternative minimum income tax paid in years prior to 1993.

   The Company's net loss in fiscal 1994 was $1.0 million ($.14 per share) compared to a net loss of $11.2 million ($1.59 per share) in fiscal 1993. The net loss sustained in fiscal 1994 resulted principally from the special non-recurring charges described above and the operating losses associated with commercial buses, commercial chassis and products for the transportation of the disabled. These losses were partially offset by earnings from ambulance, school bus and terminal truck products.

   LIQUIDITY AND CAPITAL RESOURCES

   The  Company  has  historically relied  primarily  on  internally generated funds, supplier financing and bank borrowings to finance its operations and capital expenditures. The Company's working capital requirements vary from period to period, depending on the production volume, the timing of deliveries of vehicles and the payment terms offered to its customers.

   Cash provided by operations was $5.3 million in fiscal 1995 compared to $5.2 million in fiscal 1994. Primary sources of the 1995 cash provided by operations related to the profitable operations of the ambulance and terminal truck product lines and to reductions in receivables, inventories and prepaid expenses.

   Cash provided by operations in 1994 was $5.2 million compared to $5.4 million in fiscal 1993. Primary sources of the 1994 cash provided by operations related to the profitable operations of the ambulance, terminal truck and school bus product lines; reductions in receivables ($1.9 million) and increases in accounts payable to suppliers ($2.3 million). In fiscal 1994 these sources were used to reduce accrued expenses ($.9 million).

   The primary sources of the fiscal 1993 cash provided by operations of $5.3 million were from the profitable operations of the terminal truck and school bus product lines; reductions in receivables and prepaid expenses ($9.2 million) and reductions in inventories ($8.0 million). The reductions in accounts receivable and inventories resulted principally from the completion and collection of two large ambulance contracts in fiscal 1993. Further reductions in receivables and inventories resulted from new controls, systems and procedures initiated in 1993 to reduce both inventories and receivables and to improve inventory turns. A portion of the cash flow generated by the reductions in receivables and inventories was used to reduce accounts payable ($6.4 million).

   Cash used in investing activities was $.2 million in 1995 compared to $.7 million in fiscal 1994. In fiscal 1995, the principal use of cash for investing activities was for the acquisition of property and equipment ($.6 million) and certain other assets ($.3 million). In fiscal 1995, these uses of cash were partially offset by the proceeds from the sale of vacant land ($.6 million). In fiscal 1994 and 1993, the cash used in investing activities was for the acquisition of property and equipment.

   Cash used in financing activities was $8.0 million in fiscal 1995 compared to $5.1 million in fiscal 1994. In fiscal 1995, the Company reduced its short-term borrowings $4.3 million compared to a reduction of $3.7 million in fiscal 1994. Additionally, the Company reduced net long-term borrowings in fiscal 1995 by $3.7 million compared to $1.6 million in fiscal 1994. As discussed in Notes 2 and 3 to the Consolidated financial statements, the Company obtained a new $33.05 million credit facility from NationsBank of Georgia, N.A. in fiscal 1995. The proceeds of this financing were used to repay the Company's chassis floor plan notes (short-term) and to pay off Guaranteed Senior Notes of $17.5 million. In fiscal 1993, the Company used the proceeds of the Guaranteed Senior Notes to repay short-term, interest-bearing debt.

   The Company believes that its cash flows from operations and new credit facility with NationsBank will be sufficient to satisfy its future working capital and capital expenditure requirements.

   At October 31, 1995 there were no significant or unusual contractual commitments or capital expenditure commitments.


   IMPACT OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

   The results of the Company's operations for the periods discussed have not been significantly affected by inflation or foreign currency fluctuations. Facility costs result primarily from fixed amortization of interest and principal and are not affected by inflation. Further, although Collins often sells products on a fixed quote basis, the average time between the receipt of an order and delivery is generally a few months. Therefore, the Company generally is not adversely affected by increases in the cost of raw materials and components. This could change in situations in which the Company is producing against a substantial backlog and may not be able to pass on higher costs to customers. In addition, interest on the Company's debt is tied to the prime rate and therefore may increase with inflation.

   Collins makes substantially all sales to foreign customers in U.S. dollars. Thus, notwithstanding fluctuation of foreign currency exchange rates, the Company's profit margin for any purchase order is not subject to change due to exchange rate fluctuations after the time the order is placed.


   OTHER MATTERS

   The    Financial   Accounting   Standards   Board   has    issued
   pronouncements SFAS 106 on accounting for post-retirement benefits, SFAS 112 on accounting for post-employment benefits, and SFAS 109 on accounting for income taxes. These pronouncements and their effect on the Company are more fully explained in "Notes 1(h) and 5 to Consolidated Financial Statements."


   Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


   Collins Industries, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF OPERATIONS

   For each of the three years in the period ended October 31, 1995



                                        1995         1994        1993

   Sales                           $140,725,065  $143,762,767   $146,992,058
   Cost of sales                    123,910,694   126,664,018    137,436,166
       Gross profit                  16,814,371    17,098,749      9,555,892
   Selling, general and
    administrative expenses          13,663,037    13,588,494     14,922,331
   Research and development
    expenses                            261,747        72,236         70,294

      Income (loss) from operations   2,889,587     3,438,019     (5,436,733)

   Other income (expense):
    Special non-recurring                     -    (1,010,761)    (3,115,531)
    Interest, net                    (2,783,198)   (3,410,334)    (3,311,015)
    Other, net                          (26,704)       11,588       (104,865)
                                     (2,809,902)   (4,409,507)    (6,531,411)
     Income (loss) before provision
      for income taxes and
      extraordinary items                79,685      (971,488)   (11,968,144)

   Provision (benefit) for
    income taxes (Note 5):
     Current                                   -             -       (749,000)
     Deferred                                  -             -              -
                                               -             -       (749,000)

       Income (loss) before
        extraordinary items               79,685     (971,488)    (11,219,144)

   Extraordinary items - early
      retirement of debt (Note 2)       (420,444)           -               -

        Net loss                       $(340,759)    $(971,488)  $(11,219,144)



   Earnings (loss) per share (Note 1):
     Before extraordinary items          $   .01        $ (.14)        $(1.59)
     Extraordinary items                    (.06)            -              -
     Net loss                            $  (.05)       $ (.14)        $(1.59)


   The accompanying notes are an integral part of these statements.


   Collins Industries, Inc. and Subsidiaries
   CONSOLIDATED BALANCE SHEETS
   October 31, 1995 and 1994

                  ASSETS                              1995          1994
   Current assets:
    Cash (Note 1)                                $   842,953    $ 3,814,398
    Receivables, less allowance for
     doubtful accounts of  $82,000 in
     1995 and $95,000 in 1994 (Notes 2 & 3)        7,375,492      8,076,319
    Inventories, at the lower of cost
     (first-in, first-out) or market
     (Notes 1, 2 & 3)                             23,466,727     25,081,169
    Prepaid expenses and other current assets        400,753        761,270
          Total current assets                    32,085,925     37,733,156

   Property and equipment, at cost (Notes 1, 2 & 3):
    Land and land improvements                     2,313,339      2,326,013
    Buildings and improvements                    15,606,637     15,430,715
    Machinery and equipment                       15,103,215     15,101,723
    Office furniture and fixtures                  2,129,786      2,362,128
                                                  35,152,977     35,220,579
    Less - accumulated depreciation               21,730,893     20,304,288
                                                  13,422,084     14,916,291
   Other assets                                    1,373,042      1,927,252
                                                 $46,881,051    $54,576,699

        LIABILITIES & SHAREHOLDERS' INVESTMENT
   Current liabilities:
    Current maturities of long-term debt
     and capitalized leases (Notes 2 & 3)          1,158,070      2,006,694
    Note payable (Note 2)                                  -        625,000
    Chassis floor plan notes payable (Note 4)              -      3,676,111
    Accounts payable                              14,154,891     13,878,109
    Accrued expenses                               3,321,210      3,582,729
          Total current liabilities               18,634,171     23,768,643

   Long-term capitalized leases, less current
    maturities (Note 3)                            1,745,797      2,143,403
   Long-term debt, less current
    maturities (Note 3)                           17,659,933     18,401,311
   Reserve for litigation settlement (Note 9)              -      1,201,936
   Deferred income taxes (Notes 1 and 5)              36,000         67,000

   Commitments and contingencies (Note 9)

   Shareholders' investment (Notes 1, 2, 3, 6 & 7):
    Common stock, $.10 par value
      Authorized - 17,000,000 shares
      Outstanding - 7,286,887 shares
      in 1995; 7,137,348 in 1994                     728,689        713,735
    Capital stock, $.10 par value
      Authorized - 3,000,000 shares
      Outstanding - No shares outstanding
    Paid-in capital                               19,593,605      19,457,056
    Retained deficit                             (11,517,144)    (11,176,385)
          Total shareholders' investment           8,805,150       8,994,406

                                                 $46,881,051     $54,576,699

   The accompanying notes are an integral part of these balance sheets.


   Collins Industries, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   For each of the three years in the period ended October 31, 1995

                                       1995          1994           1993
   Cash flow from operations:
    Cash received from customers  $141,425,892   $144,853,031   $155,818,764
    Cash paid to suppliers
     and employees                (132,956,101)  (137,273,728)  (147,645,022)
    Interest paid, net              (3,209,818)    (3,167,373)    (2,748,495)
    Income taxes received                    -        813,248              -
       Cash provided by operations   5,259,973      5,225,178      5,425,247

   Cash flow from investing activities:
    Capital expenditures              (551,528)      (657,114)    (1,820,676)
    Proceeds from sale of vacant land  643,667              -              -
    Expenditures for other assets     (237,519)             -              -
    Other, net                         (57,034)             -              -
      Cash used in investing
       activities                     (202,414)      (657,114)    (1,820,676)

   Cash flow from financing activities:
    Net (reduction) in short-term
     borrowings                      (4,301,111)   (3,560,084)   (15,284,191)
    Principal payments of long-term
     debt and capitalized leases    (19,783,293)   (1,550,284)    (3,564,950)
    Addition to long-term debt       16,055,400             -     19,387,964
    Additional expenses from
     public offering of common
     stock                                    -             -        (11,884)
    Cash dividends paid                       -             -       (441,858)
      Cash provided by (used in)
       financing activities          (8,029,004)   (5,110,368)        85,081

   Net increase (decrease) in cash   (2,971,445)     (542,304)     3,689,652
   Cash at beginning of year          3,814,398     4,356,702        667,050

   Cash at end of year              $   842,953   $ 3,814,398    $ 4,356,702


   Reconciliation of net loss to
   net cash provided by operations:
    Net loss                        $  (340,759)  $  (971,488)   $(11,219,144)
    Depreciation and amortization     2,513,541     2,756,470       2,945,551
    Common stock issued for
     benefit of employees               106,365       132,252         171,364
    Loss from sale of fixed assets            -             -          75,781
    Decrease in receivables, net        700,827     1,903,512       8,027,712
    Decrease in inventories           1,614,442       157,656       7,616,194
    Decrease in prepaid expenses        329,517        97,757       1,160,796
    Increase (decrease) in
     accounts payable                   276,782     2,315,358      (6,388,679)
    Increase (decrease) in
     accrued expenses                  (261,519)     (889,330)      1,535,672
    Increase (decrease) in
     reserve for litigation settlement        -      (298,064)      1,500,000
    Gain on sale of vacant land         (99,667)            -               -
    Loss on early extinguishment
     of debt                            420,444             -               -
    Other, net                                -        21,055               -
        Cash provided by operations $ 5,259,973   $ 5,225,178     $ 5,425,247

    The accompanying notes are an integral part of these statements.


   Collins Industries, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
   For each of the three years in the period ended October 31, 1995


                                                Common Stock
                                             Shares         Amount
   Balance October 31, 1992                7,049,552      $704,955

    Stock issued under
      various discretionary
      arrangements (Note 1)                    5,600           560
    Stock issued to Tax
      Deferred Savings Plan
      and Trust (Note 7)                      29,528         2,953
    Additional expenses of
      public stock offering                        -             -
    Cash dividends declared
      ($.0625 per share)                           -             -
    Net loss 1993                                  -             -

   Balance October 31, 1993                7,084,680       708,468

    Stock issued to Tax
      Deferred Savings Plan
      and Trust (Note 7)                      52,668         5,267
    Amortization of deferred
      compensation                                 -             -

   Balance October 31, 1994                7,137,348       713,735

    Stock issued under
      various discretionary
      arrangements (Note 1)                  110,000        11,000
    Stock issued to Tax
      Deferred Savings Plan
      and Trust (Note 7)                      39,539         3,954
    Amortization of deferred
      compensation                                 -             -
    Net loss 1995                                  -             -

   Balance October 31, 1995                7,286,887      $728,689


   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT (CONTINUED)

                                                           Retained
                                            Paid-In        Earnings
                                            Capital        (Deficit)
   Balance at October 31, 1992            $19,374,423    $  1,099,315

    Stock issued under
     various discretionary
     arrangements (Note 1)                    163,240               -
    Stock issued to Tax
     Deferred Savings Plan
     and Trust (Note 7)                       138,311               -
    Additional expenses of
     public stock offering                    (11,884)              -
    Cash dividends declared
     ($.0625 per share)                      (356,790)        (85,068)
    Net loss 1993                                   -     (11,219,144)

   Balance October 31, 1993                19,307,300     (10,204,897)

    Stock issued to Tax
     Deferred Savings Plan
     and Trust (Note 7)                       126,985               -
    Amortization of deferred
     compensaton                               22,771               -
    Net loss 1994                                   -        (971,488)

   Balance October 31, 1994                19,457,056     (11,176,385)

    Stock issued under
     various discretionary
     arrangements (Note 1)                      9,000               -
    Stock issued to Tax
     Deferred Savings Plan
     and Trust (Note 7)                        82,410               -
    Amortization of deferred
     compensation                              45,139               -
    Net loss 1995                                   -        (340,759)

   Balance October 31, 1995               $19,593,605    $(11,517,144)

      The accompanying notes are an integral part of these statements.


   Collins Industries, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   For the three years ended October 31, 1995


   (1)  Summary of Significant Accounting Policies

   (a) Consolidation - The consolidated financial statements include the accounts of Collins Industries, Inc. (the Company) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   (b) Cash - Includes cash in checking accounts and funds invested in overnight and other short-term, interest-bearing accounts.

   (c) Inventories - Major classes of inventories which include material, labor, and manufacturing overhead required in production of Company products as of October 31, 1995 and 1994 consisted of the following:

                                             1995           1994
   Chassis                               $ 6,545,808   $ 7,272,003
   Raw materials & components              8,294,483     9,291,001
   Work in process                         3,400,583     5,425,766
   Finished goods                          5,225,853     3,092,399
                                         $23,466,727   $25,081,169

   (d) Depreciation and Maintenance - Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives of property are as follows:

        Land improvements                  10 to 20 years
        Building and improvements          10 to 30 years
        Machinery and equipment             3 to 15 years
        Office furniture and fixtures       3 to 10 years

   Maintenance and repairs are charged to expense as incurred. The cost of additions and betterments are capitalized. The cost and related depreciation of property retired or sold are removed from the applicable accounts and any gain or loss is taken into income.

   (e) Capital Stock - The Company completed a public stock offering during fiscal 1992 in which 2,205,000 shares of common stock were sold at a price of $4.50 per share. The proceeds to the Company, after deducting commissions and offering expenses, were $8,791,488 (exclusive of additional offering expenses of $11,884 incurred in fiscal 1993).

   During fiscal 1995 and 1993, the Company awarded 110,000 shares and 5,600 shares respectively, of unregistered common stock to senior management which was treated as compensation. Compensation in the amount of the fair market value of the shares at the issuance date is recognized currently or over the three year period of restriction.

   On March 28, 1995 the Company's Board of Directors adopted a stockholders rights plan (Plan) and declared a dividend distribution of one right (Right) for each outstanding share of Common Stock to stockholders of record on April 20, 1995. Under the terms of the Plan each Right entitles the holder to purchase one one-hundredth of a share of Series A Participating Preferred Stock (Unit) at an exercise price of $7.44 per Unit. The Rights are exercisable a specified number of days following (i) the acquisition by a person or group of persons of 20% or more of the Company's Common Stock or (ii) the commencement of a tender offer or an exchange offer for 20% or more of the Company's Common Stock or (iii) when a majority of the Company's Unaffiliated Directors (as defined) declares that a Person is deemed to be an Adverse Person (as defined) upon determination that such Adverse Person has become the beneficial owner of at least 10% of the Company's Common Stock. The Company has reserved 750,000 shears of Preferred Stock, $.10 par value, for issuance upon the exercise of the Rights. The Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right in accordance with the provisions of the plan. Rights expire on April 1, 2005 unless redeemed by the Company.

   (f) Revenue Recognition and Accounting Change - Effective November 1, 1993 the Company changes its method of revenue recognition from recording sales when the Company's obligations under the terms of the sales contract or purchase order are fulfilled to recording sales at the earlier of completion of the vehicle and receipt of full payment for the vehicles or shipment or delivery to the customer as specified by the customer purchase order. Customer deposits for partial payment of vehicles are deferred and treated as current liabilities until the vehicle is completed and fully recognized as revenue. The new method more closely related to the manner in which the Company markets and distributes its products. There was no cumulative effect on the Company's results of operations as a result of adopting this new method of revenue recognition.

   (g) Earnings Per Share - The computation of earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options.

   The  weighted average number of shares used to calculate earnings
   (loss)  per  share was 7,240,926 in 1995, 7,106,082 in  1994  and
   7,071,097 in 1993.

   (h) Post-Retirement and Post-Employment Benefits - The Company provides neither post-retirement nor post-employment benefits.

   (i) Supplemental Cash Flow Information - During the year ended October 31, 1993 the Company exchanged land, land improvements, buildings and building improvements associated with an idle plant for a $225,000 note receivable. The Company also acquired land and a building in exchange for a note receivable of approximately $625,000 and the payment of the remaining mortgage obligation.

   (j) Income Taxes - Effective November 1, 1993 the Company implemented the provision of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted marginal rate.


   (2)  Loan Agreements and Retirement of Debt

   On May 9, 1995 the Company entered into a Loan Agreement with NationsBank of Georgia, N.A., Atlanta, Georgia, for a $33.05 million credit facility. The Agreement provides for a revolving credit facility of $25.0 million and a long-term credit facility of $8.05 million. The proceeds of the new credit facility were used to repay the Company's Senior Notes and chassis floor plan notes.

   The credit facility is collateralized by receivables, inventories, equipment and certain real property. Under the terms of the Agreement, the Company is required to maintain certain financial ratios and other financial conditions. The Agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends.

   The revolving credit facility requires payment of interest (only)
   at  1.25%  over the Bank's prime rate which was 8.75% at  October 31,
   1995.   The  revolving credit facility also provides  for  a
   maximum of $3.0 million in letters of credit, of which, $1.3 million were outstanding at October 31, 1995. The total amount of unused revolving credit available to the Company at October 31, 1995 was $4.4 million.

   The long-term facility includes a $6.2 million term loan (Term Loan A) which is payable in monthly installments of $51,667 plus interest at 1.25% over the Bank's prime rate. Term Loan A matures upon the expiration of the Loan Agreement in April, 1998. The long-term facility provides for an additional $1.85 million long-term credit line (Term Loan B) at 2.50% over the Bank's prime rate. At October 31, 1995 no borrowings were outstanding under Term Loan B which expires May 9, 1996.

   On February 8, 1994 the Company's and its former Bank amended and restated its loan agreement to a term loan which was payable in twelve (12) equal monthly principal payments until December 30, 1994 plus interest at the Bank's prime rate plus two percent (9.75% at October 31, 1994). The loan was collateralized jointly with the Senior Notes (Note 3) by accounts receivable, certain inventories, equipment and general intangibles and was guaranteed by the Company's subsidiaries.

   Maximum and average borrowings and the weighted average interest rates of the former Bank's short-term borrowings during the two months ended December 30, 1994 (date of maturity) and the year ended October 31, 1994 follows:

                                             1995          1994
   Maximum borrowings outstanding at
    month-end                              $416,667      $2,500,000
   Average borrowing outstanding           $310,000      $1,718,751
   Weighted average interest rate             9.75%           8.10%

   In June, 1995 the Company retired at less than par value certain subordinated debentures which would have matured in 2001. A gain of $53,881 from the early retirement of these debentures and a charge of $474,325 for the unamortized debt issuance costs associated with the early retirement of the Senior Notes resulted in net extraordinary items of $420,444 ($.06 per share) for the year ended October 31, 1995.


   (3)  Long-Term Debt and Capitalized Leases

   Certain of the Company's manufacturing facilities were financed from the proceeds of industrial revenue bonds. Lease purchase agreements with the respective cities provide that the Company may purchase the manufacturing facilities at any time during the lease terms by paying the outstanding principal amount of the bonds plus a nominal amount $100).

   The capitalized leases subject to these agreements follow:

                                                 1995           1994
   City  of Hutchinson, Kansas, 8.25%  to
   8.5%.  Annual principal and sinking fund
   payments are approximately $200,000
   from 1996 to 1999                          $  651,120   $  846,703
   City of South Hutchinson, Kansas, 11.0%.
    Annual principal and sinking fund
    payments range from $160,000  in 1996
    to $225,000 in 1999.                         725,000      847,576
   City of Newton, Kansas, 7.5% to 8.25%.
    Annual principal payments range from
    $65,000 in 1996 to $245,000 in 2004.         794,677      854,124

    Total capitalized leases                   2,170,797    2,548,403
    Less - current maturities                    425,000      405,000
                                              $1,745,797   $2,143,403

   At  October  31,  1995,  the  net  book  value  of  manufacturing
   facilities  subject  to  these  lease  purchase  agreements   was
   approximately $3,315,000.

   Long-term debt at October 31, 1995 and 1994 consists of the following:

                                                 1995          1994

   NationsBank credit facility (Note 2):
    Revolving credit borrowings               $10,447,630   $         -
    Term Loan A, less current
     maturities of $620,000                     5,321,667             -

   10.75%, Term loan from insurance
    company less maturities of $113,070
    in 1995 and $101,694 in 1994                  788,342       901,311

   8.75% subordinated debentures, due 2001      1,102,294             -

   Variable-rate, Guaranteed Senior Notes
    less current maturities of $1,500,000
    at October 31, 1994                                 -    17,500,000

                                              $17,659,933   $18,401,311

   On February 8, 1994 the loan agreements in force at October 31, 1993 with the Senior Note holders were modified. Under the terms of the February, 1994 modified loan agreements, the Senior Notes were collateralized by accounts receivable, certain inventories, equipment and general intangibles and were guaranteed by the Company's subsidiaries. At October 31, 1994 equipment with a net book value of approximately $3,600,000 was pledged as collateral to secure the bank note payable to the Company's former bank (Note 2) and the Senior Notes. The Senior Notes were payable in semi-annual installments on February 1 and August 1 of each year as follows: $750,000 each in 1995; $1,000,000 each in 1996;
   $1,500,000 in 1997 and each year thereafter through August 1, 1999. On December 1, 1999, all unpaid principal balances were due. The rates of interest on these notes increased periodically over the terms of the notes, to the greater of 12%, or the prime rate plus 5%.

   On September 30, 1991, a $1,250,000 10-year loan with a fixed interest rate of 10.75% was obtained from an insurance company to refinance existing manufacturing facilities. The note matures in 2001 and is secured by the facilities which it finances. Interest and principal are paid monthly. At October 31, 1995 the facilities had a net book value of $1,299,000.

   In December, 1994 the Company issued $1,201,936 in 8.75% subordinated debentures maturing January 11, 2001 in settlement of a class action lawsuit. Interest on the debentures is payable annually.

   Warrants which were issued in connection with the 10.5% subordinated debentures (retired in fiscal 1992) are exercisable until February 29, 1996. There are 479,999 warrants outstanding and each warrant may be used to purchase 1.25 shares of common stock. The exercise price of $9.75 per warrant will be payable in cash. The warrants are redeemable by the Company at $3.00 per warrant at any time if the closing price for the Company's common stock has been at least 150% of the then prevailing exercise price of the warrants for 20 of 30 consecutive trading days.

   The aggregate maturities of capitalized leases and long-term debt for the five years subsequent to October 31, 1995 are as follows:

                 1996                     $  1,158,070
                 1997                        1,195,842
                 1998                       15,764,354
                 1999                          476,997
                 2000                          263,485
                 2001 and thereafter         1,705,052


   (4)  Chassis Floor Plan Notes Payable

   In May, 1995, a portion of the proceeds from the new NationsBank credit facility (Note 2) was used to pay the chassis floor plan notes in full.

   Chassis floor plan notes were payable to financing subsidiaries of chassis manufacturers. These notes were secured by the related chassis and payable upon the earlier of the date the Company sells the chassis or 180 days from the date of the note. Interest was payable monthly at 2.0% over the prime rate (effective rate of 7.75% at October 31, 1994). Maximum and average borrowing and weighted average interest rates during the period from November 1, 1994 to May 9, 1995 (date of new financing - Note 2) and the year ended October 31, 1995 are as follows:

                                               1995        1994
   Maximum borrowings outstanding          $3,486,780   $6,084,844
   Average borrowings outstanding          $3,180,122   $3,953,150
   Weighted average interest rate               9.41%        7.99%


   (5)  Income Taxes

   As of October 31, 1995 and 1994, the Company recorded the following net deferred taxes:

   Current deferred taxes:
                                                1995        1994
      Gross assets                           $  36,000      $  67,000
      Gross liabilities                              -              -
                                             $  36,000      $  67,000

   Noncurrent deferred taxes

      Gross assets                           $ 102,000      $ 248,000
      Gross liabilities                       (138,000)      (316,000)
                                               (36,000)       (67,000)

   The income tax effect of significant temporary differences representing deferred tax assets and liabilities at October 31, 1995 and 1994 are summarized as follows:

                                                1995        1994
   Federal tax operating loss, investment
    tax credit and alternative minimum
    tax carryforwards                       $2,994,000    $3,163,000
   Depreciation                               (138,000)     (316,000)
   Allowance for doubtful accounts              31,000        36,000
   Inventories                                 264,000       206,000
   Accrued vacation pay                        115,000       139,000
   Accrued warranty reserves                   122,000        86,000
   Accrued self-insurance reserves             314,000       283,000
   Revenue recognition                         161,000       201,000
   Accrued compensation                         94,000             -
   Accrued litigation liabilities              420,000       461,000
   Other                                        61,000        31,000
                                             4,438,000     4,290,000
   Valuation allowance                      (4,438,000)   (4,290,000)
   Net                                      $        -    $        -


   The prior year amounts above have been revised to reflect actual amounts reported in the tax returns.

   The components of the provision (benefit) for income taxes are as follows:

                                      1995       1994       1993
   Current:
    Federal                        $       -   $      -   $(749,000)
    State                                  -          -         -
    Subtotal                               -          -    (749,000)
   Deferred:
    Federal                                -          -           -
    State                                  -          -           -
    Subtotal                               -          -           -

   Total Provision                 $       -   $      -   $(749,000)

   The effective income tax rate follows:


                                       1995      1994      1993
   U.S. federal statutory
    rate (benefit)                     34.0%     34.0%   (34.0%)
   State income taxes (benefit)         2.0       2.0     (2.0)
   Non-deductible travel and
    entertainment, officer life
    insurance, other items               .1        .1       .1
   Tax credits                            -         -        -
   Loss producing no current
    tax benefit                       (35.9)    (35.9)   (29.2)
   Effective tax rate                   0.0%      0.0%     6.7%

   The Company has available net operating loss carryforwards of approximately $10,300,000 for financial reporting purposes and approximately $6,365,000 for tax purposes to offset future taxable income. The net operating loss carryforward expires from 2007 to 2009. General tax credit carryforwards of approximately $403,000 expire 1996 to 2006.

   (6) Stock Option Plans

   During 1995 the Company's shareholders approved new stock option plans limited to key employees, officers and directors of the Company. Options to purchase Company shares are granted at no less than the fair market value at the date of the grant.

   A   summary  of  options  authorized,  granted,  outstanding  and available for future grants is as follows:

                                  October 31,   October 31,   October 31,
                                    1995           1994           1993
   Authorized for grants           1,000,000       750,000       750,000
   Granted & outstanding             745,000       600,000       560,000
   Exercised                               -             -             -
   Exercise price                          -             -             -
   Option issue price            $1.75-$2.13   $2.00-$5.00   $2.75-$5.00
   Available for future grants       255,000       141,875       181,875

   (7)  Tax Deferred Savings Plan and Trust

   In 1985 the Company made available to all eligible employees the opportunity to participate in Collins Industries, Inc. Tax Deferred Savings Plan and Trust. The Company provides a 50% matching contribution in the form of unregistered common stock of the Company on the eligible amount invested by participants in the plan to purchase common stock of the Company. The Company's contribution to this plan was $86,365 in 1995, $132,252 in 1994 and $150,143 in 1993. This plan held 423,529 shares of the Company's common stock at October 31, 1995 and 380,910 shares at October 31, 1994.

   (8) Segment Information

   (a) Business Segments - The Company primarily operates in the Specialty Vehicle Manufacturing segment. The Corporate and Other segment represents the corporate function and the wheelchair lifts and accessories product lines whose products are installed in specialty vehicles.

   Intersegment sales are not material. Income (loss) from operations excludes interest expense and other income and expense items. Identifiable assets by segment are those assets used in and related to the Company's operation of each segment.

   The following is certain financial information regarding the identifiable business segments of the Company:


                                                  Specialty
                                   Corporate        Vehicle
                                   and Other     Manufacturing
                                                  (Amounts in
                                                  Thousands)    Consolidated

   Sales                   1995       $4,730         $135,995       $140,725
                           1994        4,290          139,473        143,763
                           1993        6,106          140,886        146,992

  Income (loss)            1995       (1,626)           4,516          2,890
   from operations         1994       (2,865)           6,303          3,438
                           1993       (4,746)            (691)        (5,437)

  Other income (expense):
   Interest, net           1995         (493)          (2,290)        (2,783)
                           1994         (792)          (2,618)        (3,410)
                           1993         (578)          (2,733)        (3,311)

  Other, net               1995          (49)              22            (27)
                           1994            6                6             12
                           1993          (36)             (69)          (105)

  Income (loss) before     1995       (2,168)           2,248             80
   income taxes and        1994       (4,663)           3,692           (971)
   extraordinary items     1993       (8,475)          (3,493)       (11,968)

  Identifiable assets      1995        4,887           41,994         46,881
                           1994        6,183           48,394         54,577
                           1993        9,508           49,801         59,309

  Capital additions        1995           66              486            552
                           1994           68              589            657
                           1993        1,189              632          1,821

  Depreciation and
   amortization expense    1995          684            1,829          2,513
                           1994          716            2,040          2,756
                           1993          716            2,230          2,946



   (b) Geographic Segments - Manufacturing activities are carried on solely in the United States. However, the Company does market its products in other countries. Revenues derived from export sales to unaffiliated customers were less than 10% of consolidated sales in fiscal 1995, 1994 and 1993.


   (9)  Commitments and Contingencies

   (a) General - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (b) Repurchase Agreements - It is customary practice for companies in the specialty vehicle industry to enter into repurchase agreements with financing institutions to provide floor plan financing for dealers. Generally, these agreements provide for repurchase of products from the financing institution at the original invoice price in the event of dealer default.

   Under these agreements, the Company's repurchase obligation is limited to vehicles which are in new condition and as to which the dealer still holds title. At October 31, 1995, the Company had repurchase agreements covering units with an aggregate invoice cost of approximately $1,314,000.

   The risk of loss under the agreements is limited to the risk that market prices for these products may decline between the time of delivery to the dealer and time of repurchase by the Company. This risk is spread over numerous dealers and the Company has not incurred significant losses under these agreements. In the opinion of management, any future losses under these agreements will not have a material adverse effect on the Company's financial position or results of operations.

   (c) Letters of Credit - The Company has outstanding letters of credit as more fully described in Note 2.

   (d)   Operating  Leases  -  The  Company  has  operating   leases
   principally for certain vehicles and equipment. Lease payments required under these operating leases are as follows:

                  1996                  $126,651
                  1997                    58,636
                  1998                    22,768
                  1999                         -
                  2000                         -
                  Thereafter                   -
                                        $208,055

   Operating lease expense was $167,178 in 1995, $146,018 in 1994, and $114,739 in 1993.

   (e) Litigation - At October 31, 1995 the Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position or results of operations.

   (f) Settlement of SEC Investigation - Misstatements of the Company's October 31, 1992 financial statements were discovered subsequent to the original release of those financial statements. The 1992 financial statements were restated to reflect the corrections of the misstatements and were re-released.

   The costs associated with the SEC investigation and a class action lawsuit, settled in 1994, are included in special non-recurring expenses in the consolidated statements of operations.



   Report of Independent Public Accountants


   To the Board of Directors and
   Shareholders of Collins Industries, Inc.

   We have audited the accompanying consolidated balance sheets of Collins Industries, Inc. (a Missouri corporation) and Subsidiaries as of October 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Collins Industries, Inc. and Subsidiaries as of October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles.

   Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Part IV, Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



   ARTHUR ANDERSEN LLP



   Kansas City, Missouri,
     December 8, 1995


   Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



   None.


                               PART III



   Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to Directors and Executive Officers is contained in the section entitled "Management" in the Proxy Statement for the Annual Meeting of Shareholders to be held February 23, 1996, and is incorporated herein by reference.



   Item 11.  EXECUTIVE COMPENSATION

   Information with respect to executive compensation is contained in the section entitled "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 1996, and is incorporated herein by reference.



   Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

   Information  with  respect  to  security  ownership  of   certain
   beneficial owners and management is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 1996, and is incorporated herein by reference.



   Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None




                              PART IV

   Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS
             ON FORM 8-K

        (a) The following documents are filed as a part of this Report:

             (1) Financial Statements:

                 All financial statements and notes thereto as set forth under Item 8 of this Report on Form 10-K:

                 Report of Independent Public Accountants

                 Consolidated Statements of Operations for each of the Three Years Ended October 31, 1995

                 Consolidated Statements of Shareholders' Investment for each of the Three Years Ended October 31, 1995

                 Consolidated Statements of Cash Flows for each of the Three Years Ended October 31, 1995

                 Consolidated Balance Sheets--October 31, 1995
                 and 1994


             (2) Financial Statement Schedules:

                 Schedule II--Valuation and Qualifying Accounts

                 Schedules other than those referred to above have been omitted as not applicable or not required under the instructions contained in Regulation S-X or the information is included in the financial statements or notes thereto.

            (3)  Exhibits:

   Exhibit Number               Document

       3.1            -        Certificate of Incorporation of Registrant,
                               as amended (included as Exhibit 3.1 of the Company's Amendment No. 2 to Form S-1,
                               No. 2-93247 and incorporated herein by
                               reference).

       3.2            -        Amendment to Certificate of
                               Incorporation of Registrant (included
                               as Exhibit 3.3 of the Company's
                               Amendment No. 1 to Form S-1,
                               No. 2-93247 and incorporated herein
                               by reference).

       3.3            -        Amendment to Certificate of
                               Incorporation of Registrant (included
                               as Exhibit 3.3(c) of the Company's
                               Amendment No. 1 to Form S-1,
                               No. 33-48323 and incorporated herein
                               by reference).

       3.4            -        By-Laws of the Registrant, as
                               amended (included as Exhibit 3.4 of
                               the Company's S-1, No. 33-48323 and
                               incorporated herein by reference).

       4.1            -        Indenture, dated as of November 1,
                               1984, between the Company and Allied
                               Bank of Texas, as Trustee (included
                               as Exhibit 4.3 of the Company's
                               Registration Statement on Form S-1,
                               No. 2-93247 and incorporated herein
                               by reference).

       4.2            -        Form of Representatives Warrants
                               (included as Exhibit 4.8 on the
                               Company's Registration Statement on
                               Form S-1, No. 2-93247 and
                               incorporated herein by reference).

  Exhibit Number               Document

       4.3            -        Warrant Agreement dated as of
                               November 1, 1984, between the Company
                               and Allied Bank of Texas, as Warrant
                               Agent (included as Exhibit 4.5 on the
                               Company's Registration Statement on
                               Form S-1, No. 2-93247 and
                               incorporated herein by reference).

       4.4            -        Extension Agreement as to Warrant
                               Agreement between Registrant and First
                               Interstate Bank of Texas, N.A., dated
                               February 11, 1991 (included as Exhibit
                               4(d) to Registrant's Registration
                               Statement on Form S-1, No. 33-40035
                               and incorporated herein by reference).

       4.5            -        Extension Agreement as to Warrant
                               Agreement between Registrant and First
                               Interstate Bank of Texas, N.A., dated
                               February 12, 1992 (included as Exhibit
                               4.5 of the Company's Registration
                               Statement on Form S-1, No. 33-48303
                               and incorporated herein by reference).

       4.6            -        Specimen Common Stock Certificate
                               (included as Exhibit 4.1 to Company's
                               Amendment to its Registration
                               Statement on Form S-1, No. 2-81977
                               and incorporated herein by reference).

       4.7            -        Rights Agreement dated as of March 28,
                               1995 between the Registrant and Mellon
                               Bank, N.A. (included as Exhibit 1 to
                               Form 8-A filed with the SEC as of
                               March 28, 1995).

       4.8            -        First Amendment to the Rights Agreement
                               dated as of April 25, 1995 (included as
                               Exhibit 4 to Form 8-A/A filed with the SEC as of May 8, 1995).

  Exhibit Number               Document

       10.1           -        Lease dated November 1, 1981, between
                               the Registrant and Hutchinson Air Base
                               Investors (included as Exhibit 10.1 to
                               the Company's Registration Statement
                               on Form S-1, No. 2-81977 and
                               incorporated herein by reference).

      10.2            -        Lease dated August 14, 1979, by and
                               between the Registrant and city of
                               Hutchinson, Kansas (included as
                               Exhibit 10.2 to the Company's
                               Registration Statement on Form S-1,
                               No. 2-81977 and incorporated herein
                               by reference).

      10.3            -        Various bailment and consignment
                               agreements between the Registrant and
                               Automotive manufacturers (included
                               as Exhibit 10.2 to the Company's
                               Registration Statement on Form S-1,
                               No. 33-48323 and incorporated herein
                               by reference).

       10.4           -        Lease dated August 1, 1984 between
                               the city of South Hutchinson, Kansas
                               (included as Exhibit 10.11 of the
                               Company's Registration Statement on
                               Form S-1, No. 2-93247 and incorporated
                               herein by reference).

      10.5            -        Lease Agreement dated October 1,
                               1989 between Registrant and the city
                               of Newton, Kansas.  (Incorporated
                               herein by reference to Exhibit 10.17
                               to Registrant's Report on Form 10-K
                               for the fiscal year ended October 31,
                               1989.)

  Exhibit Number               Document

       10.6           -        Promissory Note and Security Agreement
                               between Capacity of Texas, Inc. and
                               Metlife Capital Corporation dated
                               September 30, 1991. (Incorporated
                               herein by reference to Exhibit 10.20
                               to Registrant's Report on Form 10-K
                               for the fiscal year ended October 31,
                               1991.)

       10.7           -        Form of Indemnification Agreement
                               between Registrant and its directors.
                               (Incorporated herein by reference to
                               Exhibit 10.21 to the Registrant's
                               Report on Form 10-K for the fiscal
                               year ended October 31, 1991.)

       10.8           -        Loan and Security Agreement for
                               33.05 million credit facility dated
                               May 9, 1995 between Registrant
                               and NationsBank of Georgia, N.A.
                               (Incorporated herein by reference to
                               Exhibit 10.14 to Registrant's Report
                               on Form 10-Q for the fiscal period
                               ended July 31, 1995).

  Exhibit Number               Document

      22.1            -        The following are the names and
                               jurisdiction of incorporation of
                               the subsidiaries of the Company:


                                                            Jurisdiction
                                      Names               of Incorporation

                              Collins Bus Corporation            Kansas
                              Capacity of Texas, Inc.            Texas
                              Wheeled Coach Industries, Inc.     Florida
                              Collins Ambulance Corporation      Kansas
                              Collins Financial Services, Inc.   Kansas
                              Global Captive Casualty
                               and Surety Company                Kansas
                              Mobile-Tech Corporation            Kansas
                              Transi-Corp                        Alabama
                              World Trans, Inc.                  Kansas

      27.0           -        EDGAR Financial Data Schedule

      (b)  Reports on Form 8-K

           There were no reports filed on Form 8-K by the Company during the fourth quarter ended October 31, 1995.





                     COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

                  SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS





                                 Balance at   Charged   Deductions   Balance
                                 Beginning      to          From    At End of
     Classiciation               of Period     Income    Reserve      Period

                                                    (In 000s)


    ALLOWANCE FOR DOUBTFUL
      ACCOUNTS:

      For the year ended
       October 31, 1995           $  95       $   51       $  64      $  82

      For the year ended
       October 31, 1994           $  60       $  156       $ 121      $  95

     For the year ended
      October 31, 1993            $  81       $   24       $  45      $  60






                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COLLINS INDUSTRIES, INC.

                     BY                    /s/ Don L. Collins
                                           Don L. Collins, Chairman
                                           and Chief Executive Officer

   Dated:  January 26, 1996

                     BY                    /s/ Larry W. Sayre
                                           Larry W. Sayre, Vice President
                                           Finance and Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in their capacities as Directors of the Registrant, and on the dates indicated.


   Dated:  January 26, 1996                /s/ Don L. Collins
                                           Don L. Collins

   Dated:  January 26, 1996                /s/ Donald Lynn Collins
                                           Donald Lynn Collins

   Dated:  January 26, 1996                /s/ Lewis W. Ediger
                                           Lewis W. Ediger

   Dated:  January 26, 1996                /s/ Robert E. Lind
                                           Robert E. Lind