Form 10-Q
period 1996-01-31
COLLINS INDUSTRIES INC
filed 1996-03-13
CIK 21759

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549



                                  FORM 10-Q



      (Mark One)
      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended:  January 31, 1996

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



                                    Yes  X   No


                        APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




      Common Stock, $.10 par value                       7,307,387
                 Class                          Outstanding at March 8, 1996



                 COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

                                 FORM 10-Q
                             JANUARY 31, 1996

                                   INDEX

     PART I.   FINANCIAL INFORMATION                               PAGE NO

          Item 1.  Financial Statements:

               Consolidated Condensed Balance Sheets                  3
                    January 31, 1996 and October 31, l995

               Consolidated Condensed Statements of Operations -
                    Three Months Ended January 31, 1996 and 1995      4

               Consolidated Condensed Statements of Cash Flow -
                    Three Months Ended January 31, 1996 and 1995      5

               Notes to Consolidated Condensed Financial Statements   6

          Item 2.

               Management's Discussion and Analysis of Financial
                    Condition and Results of Operations               7


     PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                   10


         SIGNATURES                                                  11


     PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

                 Collins Industries, Inc. and Subsidiaries
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   January 31     October 31,
                                                      1996           1995
                                                   (Unaudited)
     ASSETS
     Current Assets:
       Cash                                       $   607,076     $   842,953
       Receivables, trade & other, net              6,088,433       7,375,492
       Inventories, lower of cost (FIFO)
         or market (Note 2)                        24,583,385      23,466,727
       Prepaid expenses and other current assets      542,504         400,753
           Total current assets                    31,821,398      32,085,925

     Property and equipment, at cost:              35,186,326      35,152,977
       Less:  accumulated depreciation             22,016,600      21,730,893
     Net property and equipment                    13,169,726      13,422,084
     Other assets                                   1,234,931       1,373,042
        Total assets                             $ 46,226,055     $46,881,051

     LIABILITIES & SHAREHOLDERS' INVESTMENT
     Current liabilities:
       Current maturities of long-term
        debt & capitalized leases                $  1,158,135     $ 1,158,070
       Accounts payable                            11,748,155      14,154,891
       Accrued expenses                             3,775,550       3,321,210
         Total current liabilities                 16,681,840      18,634,171

     Long-term capitalized leases, less
      current maturities                            1,610,153       1,745,797
     Long-term debt, less current maturities       18,311,660      17,659,933
     Deferred income taxes                             36,000          36,000
     Shareholders' investment
       Common stock, $.10 par value                   730,739         728,689
       Paid-in capital                             19,638,410      19,593,605
       Retained earnings (deficit)                (10,782,747)    (11,517,144)
         Total shareholders' investment             9,586,402       8,805,150
         Total liabilities &
           shareholders' investment               $46,226,055     $46,881,051

     (See accompanying notes)



                 Collins Industries, Inc. and Subsidiaries
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                     Three Months Ended
                                                         January 31,

                                                      1996        1995

     Sales                                        $32,408,792   $33,562,354
     Cost of sales                                 27,399,767    29,570,394
        Gross profit                                5,009,025     3,991,960

     Selling, general and administrative expenses   3,689,208     3,462,854

        Income from operations                      1,319,817       529,106

     Other income (expense):
      Interest, net                                  (634,584)     (828,086)
      Other, net                                       64,164        69,488
                                                     (570,420)     (758,598)

        Income (loss) before income taxes             749,397      (229,492)

     Provision for income taxes                        15,000             -

        Net income (loss)                         $   734,397   $  (229,492)

     Earnings (loss) per share                    $      0.10   $     (0.03)

     Weighted average shares outstanding            7,287,778     7,159,087

     (See accompanying notes)


                 Collins Industries, Inc. and Subsidiaries
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                (Unaudited)

                                                       Three Months Ended
                                                           January 31,

                                                         1996         1995
    Cash flow from operations:
      Cash received from customers                   $33,695,851  $35,874,554
      Cash paid to suppliers and employees           (33,663,716) (34,313,655)
      Interest paid                                     (657,871)    (284,422)

        Cash provided by (used in) operations           (625,736)   1,276,477

    Cash flow from investing activities:
      Capital expenditures                              (122,722)     (69,162)
      Proceeds from sale of vacant land                        -      643,667
      Other, net                                          (3,567)      (4,749)

        Cash provided by (used in)
          financing activities                          (126,289)     569,756

     Cash flow from financing activities:
       Net increase (reduction) in
         other borrowings                                833,934     (821,848)
       Principal payments of notes payable                     -     (625,000)
       Principal payments of long-term debt
         and capitalized leases                         (317,786)     (85,785)
       Payment of financing costs                              -     (106,789)

        Cash flow provided by (used in)
          financing activities                           516,148   (1,639,422)

     Net increase (decrease) in cash                    (235,877)     206,811

     Cash at beginning of period                         842,953    3,814,398

     Cash at end of period                           $   607,076  $ 4,021,209

     Reconciliation of net income (loss) to
       net cash provided by (used in) operations:

       Net income (loss)                             $   734,397  $  (229,492)
       Depreciation and amortization                     530,300      619,799
       Common stock issued for benefit of employees       33,313            -
       Decrease in receivables                         1,287,059    2,312,200
       Increase in inventories                        (1,116,658)    (191,872)
       Decrease (increase) in prepaid
         expenses and other current assets              (141,751)     122,600
       Decrease in accounts payable and
         accrued expenses                             (1,952,396)  (1,257,091)
       Gain on sale of vacant land                             -      (99,667)

     Cash provided by (used in) operations           $  (625,736) $ 1,276,477

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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position and results of operations for the three months ended January 31, 1996 and 1995, and the changes in its financial position for the three months ended January 31, 1996 and 1995.

     The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three months ended January 31, 1996 be read in conjunction with the Company's Annual Report for the year ended October 31, 1995.

     (2)  Inventories

     Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

     Major classes of inventories as of January 31, 1996 and October 31, 1995, consisted of the following:

                                           January 31,         October 31,
                                               1996                1995

        Chassis                            $ 6,270,330        $  6,545,808
        Raw materials & components           9,107,221           8,294,483
        Work in process                      3,200,681           3,400,583
        Finished goods                       6,005,153           5,225,853
                                           $24,583,385         $23,466,727

     (3)  Earnings (Loss) per Share

     The computation of earnings (loss) per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options.

     (4)  Contingencies and Litigation

     At January 31, 1996 the Company had contingencies and litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position.





     Item 2 - Managements' Discussion and Analysis of Financial
              Condition and Results of Operations


     RESULTS OF OPERATIONS:


     Net Sales

     Sales for the quarter ended January 31, 1996 were $32.4 million or 3.7% percent lower than the $33.6 million in net sales for the quarter ended January 31, 1995. This decline was principally due to lower sales of commercial bus products.

     The Company's consolidated sales backlog at January 31, 1996 was $41.4 million compared to $29.2 million at October 31, 1995 and $47.8 at January 31, 1995.


     Cost of Sales

     The Company's cost of sales for the quarter ended January 31, 1996 were $27.4 million or 84.5% percent of sales compared to $29.6 million or 88.1% percent of sales for the quarter ended January 31, 1995. This reduction as a percentage of sales was principally due to improved manufacturing efficiencies in the Company's ambulance and school bus divisions.


     Selling, General & Administrative Expenses

     Selling, general and administrative expenses were $3.7 million or 11.4% of sales for the quarter ended January 31, 1996 compared to $3.5 million or 10.3% of sales for the quarter ended January 31, 1995. The overall increase was principally due to a charge of $.4 million to reflect the impact of an unfavorable jury verdict of certain litigation recorded in the quarter ended January 31, 1996. This litigation related to a dispute regarding a commission on a foreign sale and was not related to the Company's products or its future operations.


     Other Income (Expense)

     Interest expense decreased principally as a result of the Company's overall reduction of its outstanding interest-bearing debt. A deline in the Company's overall cost of funds also contributed to the decrease interest expense.


     Income Taxes

     The Company's income tax expense was low relative to its earnings for the three months ended January 31, 1996 due to the impact on the income tax provision from the Company's utilization of net operating losses to offset earnings. The Company's net operating loss carryforward at October 31, 1995 was $6.4 million for tax purposes and $10.3 million for financial reporting purposes.


     Net Earnings

     The Company's net earnings were $.7 million ($.10 per share) for the quarter ended January 31, 1996 compared to a loss of $.2 million ($.03 per share) for the quarter ended January 31, 1995. The improvement in the Company's earnings is principally attributable to the Company's improved bus operations and lower interest expense as previously described.


     LIQUIDITY AND CAPITAL RESOURCES:


     The Company used existing credit lines, internally generated funds and supplier financing to finance its operations and capital expenditures for the quarter ended January 31, 1996.

     Cash used in operations was $.6 million for the quarter ended January 31, 1996 compared to cash provided by operations of $1.3 million for quarter ended January 31, 1995. The decrease in cash provided by operations principally resulted from the Company's increases in finished goods inventories and reductions of accounts payable during the quarter ended January 31, 1996.

     Cash used in investing activities was $.1 million for the quarter ended January 31, 1996 compared to cash provided by investing activities of $.6 million for the quarter ended January 31, 1995. Substantially all of this change was due to the proceeds realized from the sale of vacant land of $.6 million in the quarter ended January 31, 1995.

     Cash flow provided by financing activities was $.5 million for quarter ended January 31, 1996 compared to cash flow used in financing activities of $1.6 million in the quarter ended January 31,
     1995.   Substantially  all  of  this  change  resulted  from
     increases in borrowings in the quarter ended January 31, 1996.

     The Company believes that its cash flows from operations and bank credit lines will be sufficient to satisfy its future working capital and capital expenditure requirements.

     At January 31, 1996 there were no significant or unusual contractual commitments or capital expenditure commitments.


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

     Item 4 - Submission of Matters to a Vote of Security-Holders
          Not applicable

     Item 5 - Other Information
          Not applicable

     Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits:
                    27.0 - EDGAR Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended January 31, 1996.



                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COLLINS INDUSTRIES, INC.
                                   (REGISTRANT)





     DATE        March 13, 1996                 /s/ Larry W. Sayre
                                                LARRY W. SAYRE
                                                VICE PRESIDENT - FINANCE AND
                                                CHIEF FINANCIAL OFFICER