Form 10-Q
period 1996-04-30
COLLINS INDUSTRIES INC
filed 1996-06-06
CIK 21759

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549



                                  FORM 10-Q



   (Mark One)
   [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended:  April 30, 1996

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




   Common Stock, $.10 par value                    7,315,996
          Class                            Outstanding at June 5, 1996




                 COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

                                 FORM 10-Q
                              APRIL 30, 1996

                                   INDEX

     PART I.   FINANCIAL INFORMATION                                PAGE NO

        Item 1.  Financial Statements:

                 Consolidated Condensed Balance Sheets
                   April 30, 1996 and October 31, l995                 3

                 Consolidated Condensed Statements of Income -
                   Three and Six Months Ended April 30, 1996
                     and 1995                                          4

                 Consolidated Condensed Statements of Cash Flow -
                   Six Months Ended April 30, 1996 and 1995            5

                 Notes to Consolidated Condensed Financial
                   Statements                                          6

        Item 2.

                 Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                 8


     PART II.  OTHER INFORMATION

        Item 1-6                                                       9


     SIGNATURES                                                       11



     PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

                  Collins Industries, Inc. and Subsidiaries
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    April 30,     October 31,
                                                      1996           1995
                                                  (Unaudited)
      ASSETS
      Current assets:
        Cash                                        $   696,229   $   842,953
        Receivables, trade and other, net             8,369,876     7,375,492
        Inventories, lower of cost or
          market (Note 2)                            23,138,002    23,466,727
        Prepaid expenses and other current assets       382,792       400,753
             Total current assets                    32,586,899    32,085,925


      Property and equipment, at cost:               35,400,477    35,152,977
        Less:  accumulated depreciation              22,404,045    21,730,893
      Net property and equipment                     12,996,432    13,422,084
      Other assets                                    1,155,484     1,373,042
             Total assets                           $46,738,815   $46,881,051

      LIABILITIES AND SHAREHOLDERS' INVESTMENT
      Current liabilities:
        Current maturities of long-term
          debt and capitalized leases               $ 1,164,285   $ 1,158,070
        Accounts payable                             12,305,766    14,154,891
        Accrued expenses                              2,831,596     3,321,210
             Total current liabilities               16,301,647    18,634,171

     Long-term capitalized leases, less
       current maturities                             1,474,305     1,745,797
     Long-term debt, less current maturities         17,974,549    17,659,933
     Deferred income taxes                               36,000        36,000
     Shareholders' investment:
       Common stock, $.10 par value                     731,600       728,689
       Paid-in capital                               19,667,534    19,593,605
       Retained earnings (deficit)                   (9,446,820   (11,517,144)
          Total shareholders' investment             10,952,314     8,805,150
          Total liabilities and
             shareholders' investment               $46,738,815   $46,881,051


     (See accompanying notes)



                    Collins Industries, Inc. and Subsidiaries
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    (Unaudited)


                               Three Months Ended        Six Months Ended
                                    April 30,                April 30,
                               1996        1995          1996         1995

   Sales                   $37,637,590  $34,883,923   $70,046,382  $68,446,277

   Cost of sales            32,357,770   30,150,007    59,757,537   59,720,401

     Gross profit            5,279,820    4,733,916    10,288,845    8,725,876

   Selling, general and
     administrative expenses 3,433,921    3,406,353     7,123,129    6,869,207

    Income from operations   1,845,899    1,327,563     3,165,716    1,856,669

   Other income (expense):
    Interest expense          (605,221)    (960,061)   (1,239,805)  (1,788,147)
    Other, net                  95,249       33,050       159,413      102,538
                              (509,972)    (927,011)   (1,080,392)  (1,685,609)

   Income before provision
     for income taxes        1,335,927      400,552     2,085,324      171,060

   Provision for income taxes        0            0        15,000            0


   Net income              $ 1,335,927   $  400,552   $ 2,070,324  $   171,060


   Earnings per share (Note 3)

    Net income per common and
      common equivalent share     $  .18     $  .06        $  .28       $  .02

    Net income per share -
      assuming full dilution      $  .17     $  .06        $  .28       $  .02

  (See accompanying notes)


                      Collins Industries, Inc. and Subsidiaries
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                         (Unaudited)

                                                        Six Months Ended
                                                           April 30,
                                                       1996         1995
   Cash flow from operations:
    Cash received from customers                   $69,051,998   $69,638,256
    Cash paid to suppliers and employees           (67,575,664)  (67,455,912)
    Interest paid                                   (1,303,443)   (1,758,018)

        Cash provided by operations                    172,891       424,326

   Cash flow from investing activities:
    Capital expenditures                              (376,004)     (241,173)
    Proceeds from sale of vacant land                        0       643,667
    Other, net                                           7,050       (22,658)

        Cash provided by (used in)
           investing activities                       (368,954)      379,836

   Cash flow from financing activities:
    Net increase (reduction) in
      short-term borrownings                           685,853      (749,842)
    Principal payments of long-term
     debt and capitalized leases                      (636,514)     (950,654)
    Principal payments of note payable to bank               0      (625,000)
    Payment of financing costs                               0      (154,389)

        Cash flow provided by (used in)
          financing activities                          49,339    (2,479,885)

   Net decrease in cash                               (146,724)   (1,675,723)

   Cash at beginning of period                         842,953     3,814,398

   Cash at end of period                            $  696,229   $ 2,138,675

   Reconciliation of net income to net cash provided by operations:
     Net income                                     $2,070,324   $   171,060
     Non-cash charges to operations                  1,039,247     1,305,602
     Common stock issued for benefit of employees       49,756             0
     Decrease (increase) in receivables               (994,384)    1,191,979
     Decrease (increase) in inventories                328,726    (1,462,426)
     Decrease in prepaid expenses and
       other current assets                             17,961       264,553
     Decrease in accounts payable and
       accrued expenses                             (2,338,739)     (946,775)
     Gain on sale of vacant land                             0       (99,667)

   Cash provided by operations                      $  172,891   $   424,326

   (See accompanying notes)



                    COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)




   (1)  General

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ form these estimates.

   In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position and results of operations for the three and six months ended April 30, 1996 and 1995, and the cash flows for the three and six months ended April 30, 1996 and 1995.

   The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three and six months ended April 30, 1996 be read in conjunction with the Company's Annual Report for the year ended October 31, 1995.

   (2)  Inventories

   Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (FIFO) or market.
   Major classes of inventories as of April 30, 1996 and October 31, 1995 consisted of the following:

                                      April 30,        October 31,
                                        1996              1995

       Chassis                      $  6,104,274      $ 6,545,808
       Raw materials & components      8,657,793        8,294,483
       Work in process                 3,033,881        3,400,583
       Finished goods                  5,342,054        5,225,853
                                     $23,138,002      $23,466,727

   (3)  Earnings per Share

   The computation of earnings per share is based on the weighted average number of outstanding common shares during the period plus common stock equivalents consisting of certain shares subject to stock options.

   The shares used in the computations of earnings per share for the periods ended April 30 were as follows:

                            Three Months Ended          Six Months Ended
                                 April 30,                  April 30,
                              1996     1995            1996      1995
   Primary                7,521,917  7,252,800      7,404,711  7,205,167
   Fully diluted          7,727,005  7,252,800      7,507,255  7,205,167


   (4)  Contingencies and Litigation

   At April 30, 1996 the Company had contingencies and litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position or results of operations.

   (5)  Income Taxes

   The provision for income taxes as calculated at statutory rates is offset by the tax effect of net operating loss carryforwards.


   Item  2  -  Management's Discussion and Analysis of Financial
   Condition and Results of Operations

   RESULTS OF OPERATIONS

   Sales

   Sales  for  the  six months ended April 30, 1996  were  $70.0 million compared to $68.4 million for the same period in fiscal 1995. Sales for the quarter ended April 30, 1996 were $37.6 million compared to $34.9 million for the same period in fiscal 1995. These increases were principally due to improved sales of ambulance and bus products. The overall sales increases were partially offset by declines in terminal truck sales.


   Cost of Sales

   Cost of sales for the six months ended April 30, 1996 were 85.3% of sales compared to 87.3% of sales for the same period
   in  fiscal  1995.   This  decrease  was  principally  due  to
   improved efficiencies in operations of the bus product lines and lower material costs attributable to the sales mix in ambulance product lines. These decreases were partially offset by lower margins realized from terminal truck products.

   Selling, General & Administrative Expenses

   Selling, general and administrative expenses were $7.1 million or 10.2% of sales for the six months ended April 30, 1996 compared to $6.9 million or 10.0% of sales for the six months ended April 30, 1995. The overall increase was principally due to a charge of $.4 million to reflect the impact of an unfavorable jury verdict of certain litgiation recorded in the quarter ended January 31, 1996. This litigation related to a dispute regarding a commission on a foreign sale and was not related to the Company's products or its future operations.

   Other Income (Expense)

   Interest expense for the six months ended April 30, 1996 was $1.2 million compared to $1.8 million for the same period in fiscal 1995. Interest expense for the quarter ended April 30, 1996 was $.6 million compared to $1.0 million for the same period in fiscal 1995. These declines resulted from decreases in the Company's average borrowing rates and reductions in the Company's interest-bearing debt.

   Net Income

   The Company's net income was $2.1 million ($.28 per share) for the six months ended April 30, 1996 compared to $.2 million ($.02 per share) for the same period in fiscal 1995. This improvement was principally due to the improved operations in the Company's ambulance and bus product lines and decreases in interest expense associated with reduced borrowings and interest rates described above.

   The Company's net income for the quarter ended April 30, 1996 was $1.3 million ($.18 per share) compared to $.4 million ($.06 per share) for the same period in fiscal 1995. The net income change is principally due to the same reasons discussed in the immediately preceding paragraph.

   LIQUIDITY AND CAPITAL RESOURCES:

   The Company used existing credit lines, internally generated funds and supplier financing to finance its operations for the six months ended April 30, 1996.

   The Company believes that its cash flows from operations and its credit facility with NationsBank of Georgia, N.A. will be sufficient to satisfy its future working capital and capital expenditure requirements.

   At April 30, 1996, there were no significant or unusual contractual commitments or capital expenditure requirements.

   PART II - OTHER INFORMATION


   Item 1 - Legal Proceedings

   Not Applicable

   Item 2 - Changes in Securities

   Not Applicable

   Item 3 - Defaults on Senior Securities

   Not Applicable

   Item 4 - Submission of Matters to a Vote of Security Holders

   The Company's 1996 Annual Meeting of Shareholders was held February 23, 1996. Mr. Don L. Collins and Mr. Don S. Peters were each elected as a director for a three year term. Mr. Collins received 6,302,818 votes for, 570,192 against and no abstentions. Mr. Peters received 6,320,618 votes for, 570,192 against and no abstentions. The other directors whose term of office continued after the meeting were:
   Donald Lynn Collins, Lewis W. Ediger, Arch G. Gothard, III, and Robert E. Lind.

   The Company also amended Article VI of its Articles of Incorporation at the 1996 Annual Meeting of Shareholders. The Amendment provided for the present Board of Directors to consist of six (6) members and for the Board of Directors to be able to change this number in the manner provided by the Bylaws, which provides that the entire Board of Directors of the Company consist of not less than three (3) nor more than nine (9) members. This Amendment was approved by 6,207,949 affirmative votes, 617,803 votes against and 56,327 abstentions.

   For the fiscal year ending October 31, 1996, the Company also ratified the appointment of its independent public accountants, Arthur Andersen LLP at its 1996 Annual Meeting of Shareholders. Accordingly, Arthur Andersen LLP received 6,736,169 votes for, 127,954 votes against and 17,954 abstentions.

   Item 5 - Other Information

   Not Applicable

   Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibits:

            27.0 - EDGAR Financial Data Schedule

   (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended April 30, 1996.



                              SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COLLINS INDUSTRIES, INC.
                                    (REGISTRANT)





   DATE      June 6, 1996            s/Larry W. Sayre
                                      LARRY W. SAYRE
                                      VICE PRESIDENT - FINANCE AND
                                      CHIEF FINANCIAL OFFICER