Form 10-Q
period 1996-07-31
COLLINS INDUSTRIES INC
filed 1996-08-21
CIK 21759

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549



                                    FORM 10-Q



   (Mark One)
   [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended:  July 31, 1996

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

                Missouri
        State or other jurisdiction of incorporation)
                                                  43-0985160
                                     (I.R.S. Employer Identification Number)

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



                              Yes  X   No





                 APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




   Common Stock, $.10 par value                           7,339,110
          Class                                 Outstanding at August 20, 1996



                   COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                                  JULY 31, 1996

                                       INDEX

      PART I.   FINANCIAL INFORMATION                              PAGE NO

            Item 1.  Financial Statements:

            Consolidated Condensed Balance Sheets                      3
               July 31, 1996 and October 31, l995

            Consolidated Condensed Statements of Income -
            Three and Nine Months Ended July 31, 1996 and 1995         4

            Consolidated Condensed Statements of Cash Flows -
               Nine Months Ended July 31, 1996 and 1995                5

            Notes to Consolidated Condensed Financial Statements       6

            Item 2.

            Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     8


        PART II.  OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K                 10


        SIGNATURES                                                    11


     PART I. - FINANCIAL INFORMATION

     Item 1 - Financial Statements

                 Collins Industries, Inc. and Subsidiaries
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                 July 31,     October 31,
                                                   1996           1995
                                               (Unaudited)
     ASSETS
     Current assets:
        Cash                                   $   229,528    $   842,953
        Receivables, trade & other, net          7,469,450      7,375,492
        Inventories, lower of cost or
          market (Note 2)                       21,282,400     23,466,727
        Prepaid expenses and other
          current assets                           527,491        400,753
              Total current assets              29,508,869     32,085,925

     Property and equipment, at cost:           34,841,928     35,152,977
          Less:  accumulated depreciation       22,555,006     21,730,893
     Net property and equipment                 12,286,922     13,422,084
     Other assets                                1,167,043      1,373,042
              Total assets                     $42,962,834    $46,881,051

     LIABILITIES & SHAREHOLDERS' INVESTMENT
     Current liabilities:
        Current maturities of long-term
          debt & leases                        $ 1,122,520    $ 1,158,070
        Accounts payable                        12,179,160     14,154,891
        Accrued expenses                         3,096,755      3,321,210
             Total current liabilities          16,398,435     18,634,171

     Long-term capitalized leases,
        less current maturities                    696,077      1,745,797
     Long-term debt, less current maturities    12,860,972     17,659,933
     Deferred income taxes                          36,000         36,000
     Shareholders' investment:
        Common stock, $.10 par value               733,466        728,689
        Paid-in capital                         19,719,453     19,593,605
        Retained earnings (deficit)             (7,481,569)   (11,517,144)
             Total shareholders' investment     12,971,350      8,805,150
             Total liabilities &
               shareholders' investment        $42,962,834    $46,881,051

     (See accompanying notes)


                      Collins Industries, Inc. and Subsidiaries
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                      (Unaudited)


                                                    Three Months Ended
                                                          July 31,
                                                 1996           1995

   Sales                                      $40,180,332    $35,441,171

   Cost of sales                               34,174,297     30,857,204

         Gross profit                           6,006,035      4,583,967

   Selling, general and
      administrative expenses                   3,605,756      3,396,738

         Income from operations                 2,400,279      1,187,229

   Other income (expense):
     Interest expense                            (542,843)      (843,168)
     Other, net                                   107,815         46,497
                                                 (435,028)      (796,671)

         Income before provision
           for income taxes                     1,965,251        390,558

   Provision for income taxes                           0              0
         Income before
           extraordinary items                  1,965,251        390,558
   Extraordinary items (Note 3)                         0       (420,444)

          Net income (loss)                   $ 1,965,251     $  (29,886)


    Earnings (loss) per share:
      Income (loss) per common and
        common equivalent share:
      Income before extraordinary items             $0.25           $0.05
      Extraordinary items                            0.00           (0.05)

      Net income (loss)                             $0.25           $0.00

    Average Outstanding Common and
      Common Equivalent                         7,826,589       7,269,410


    CONSOLIDATED CONDENSED STATEMENTS OF INCOMES (CON'T)
    (Unaudited)

                                                     Nine Months Ended
                                                         July 31,
                                                   1996            1995

    Sales                                     $110,226,714    $103,887,448

    Cost of sales                               93,931,834      90,577,605

            Gross profit                        16,294,880      13,309,843

     Selling, general and administrative
       expenses                                 10,728,885      10,265,945

            Income from operations               5,565,995       3,043,898

     Other income (expense):
       Interest expense                         (1,782,648)     (2,631,315)
       Other, net                                  267,228         149,035
                                                (1,515,420)     (2,482,280)

            Income before provision
              for income taxes                   4,050,575         561,618

     Provision for income taxes                     15,000               0
            Income before
              extraordinary items                4,035,575         561,618
     Extraordinary items (Note 3)                        0        (420,444)

            Net income (loss)                  $ 4,035,575     $   141,174

     Earnings (loss) per share:
       Income (loss) per common and
         common equivalent share:
       Income before extraordinary items             $0.53           $0.07
       Extraordinary items                            0.00           (0.05)

       Net income (loss)                             $0.53           $0.02

     Average Outstanding Common and
       Common Equivalent Shares                  7,545,406       7,226,816

     (See accompanying notes)


                        Collins Industries, Inc. and Subsidiaries
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                       (Unaudited)

                                                     Nine Months Ended
                                                          July 31,
                                                     1996             1995
    Cash flow from operations:
       Cash received from customers              $110,132,756     $104,544,248
       Cash paid to suppliers and employees      (102,788,210)    (104,038,472)
       Interest paid                               (1,930,296)      (2,631,315)

        Cash provided by (used in)
          operations                                5,414,250       (2,125,539)

    Cash flow from investing activities:
        Capital expenditures                         (662,864)         (324,044)
        Sale of property and equipment                668,038           643,667
        Other, net                                   (148,618)         (176,187)

         Cash provided by (used in)
           investing activities                      (143,444)         143,436

    Cash flow from financing activities:
        Net reduction in short-term borrowings (4,224,736) (3,676,111) Principal payments of long-term
           debt and capitalized leases             (1,659,495)        (625,000)
        Principal payments of note payable                  0      (19,380,380)
        Addition to long-term debt                          0       21,926,191

            Cash used in financing activities      (5,884,231)      (1,755,300)

     Net decrease in cash                            (613,425)      (3,737,403)

     Cash at beginning of period                      842,953        3,814,398

     Cash at end of period                        $   229,528      $    76,995

     Reconciliation of net income to net cash
         provided by (used in) operations
        Net income                                $ 4,035,575      $   141,174
        Non-cash charges to operations              1,561,665        1,940,823
        Common stock issued for benefit
          of employees                                 90,000                0
        Decrease (increase) in receivables            (93,958)         656,800
        Decrease (increase) in inventories          2,184,327       (1,182,174)
        Decrease (increase) in prepaid
          expenses and other current assets           (126,738)        167,852
        Decrease in accounts payable and
          accrued expenses                         (2,200,186)      (4,170,791)
        Gain on sale of property
          and equipment                               (36,435)         (99,667)
        Loss on early extinguishment of debt                0          420,444

     Cash provided by (used in) operations         $ 5,414,250      $(2,125,539)

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

     In   the   opinion  of  management,  the  accompanying  unaudited
     consolidated   condensed   financial   statements   contain   all
     adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position as of July 31, 1996 and October 31, 1995 and results of operations for the three and nine months ended July 31, 1996 and 1995 and the cash flows for the nine months ended July 31, 1996 and 1995.

     The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three and nine months ended July 31, 1996 be read in conjunction with the Company's Annual Report for the year ended October 31, 1995.

     (2)  Inventories

     Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

     Major classes of inventories as of July 31, 1996 and October 31, 1995 consisted of the following:

                                               July 31,         October 31,
                                                1996                1995

          Chassis                          $  5,139,041        $  6,545,808
          Raw materials & components          8,481,245           8,294,483
          Work in process                     2,899,512           3,400,583
          Finished goods                      4,762,602           5,225,853
                                            $21,282,400         $23,466,727

     (3)  Earnings per Share

     The computation of earnings per share is based on the weighted average number of outstanding common shares during the period plus common stock equivalents consisting of certain shares subject to stock options.

     (4)  Contingencies and Litigation

     At July 31, 1996 the Company had contingencies and litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position or results of operations.

     (5)  Income Taxes

     The provision for income taxes as calculated at statutory rates is offset by the tax effect of net operating loss carryforwards.


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     RESULTS OF OPERATIONS

     Sales

     Sales for the nine months ended July 31, 1996 increased 6% to $110.2 million compared to $103.9 million for the same period in fiscal 1995. The sales increase for the nine months ended July 31, 1996 was principally due to improved sales of ambulance and bus products. This increase was partially offset by a decline in terminal truck sales.

     Sales for the quarter ended July 31, 1996 increased 13% to $40.2 million compared to $35.4 million for the same period in fiscal 1995. The sales increase for the quarter ended July 31, 1996 was principally due to improved sales of ambulance products.

     The Company's sales backlog at July 31, 1996 was $50.1 million compared to $29.2 million at October 31, 1995 and $ 34.3 million at July 31, 1995.


     Cost of Sales

     Cost of sales for the nine months ended July 31, 1996 were 85.2% of sales compared to 87.2% of sales for the same period in fiscal 1995. This margin improvement was principally a result of improved efficicencies in the operations of the bus product lines and lower material costs attributable to the consolidation of certain purchasing operations and to the sales mix in ambulance products lines. These decreases were partially offset by lower margins realized from terminal truck products.

     Cost of sales for the quarter ended July 31, 1996 were 85.1% of sales compared to 87.1% of sales for the same period in fiscal 1995. This margin improvement was principally a result of the improved efficiencies in operations of the bus product lines and lower material costs attributable to the consolidation of certain purchasing operations and to the sales mix in ambulance products lines.


     Selling, General & Administrative Expenses

     Selling, general and administrative expenses were $10.7 million or 9.7% of sales for the nine months ended July 31, 1996 compared to $10.3 million or 9.9% of sales for the nine months ended July 31, 1995. The overall dollar increase was principally due to a charge of $.4 million to reflect the impact of an unfavorable jury verdict of certain litigation recorded in the quarter ended January 31, 1996.

     Other Income (Expense)

     Interest expense for the nine months ended July 31, 1996 was $1.8 million compared to $2.6 million for the same period in fiscal 1995. Interest expense for the quarter ended July 31, 1996 was $.5 million compared to $.8 million for the same period in fiscal 1995. These declines resulted from decreases in the Company's average borrowing rates and reductions in the Company's interest-bearing debt.


     Net Income

     The Company's net income was $4.0 million ($.53 per share) for the nine months ended July 31, 1996 compared to $.1 million ($.02 per share) for the same period in fiscal 1995. This improvement was principally due to the improved operations in the Company's ambulance and bus product lines and decreases in interest expense associated with reduced borrowings and interest rates described above. Additionally, in the nine months ended July 31, 1995 the Company recorded extraordinary items associated with the early retirement of debt of $.4 million ($.05 per share). No extraordinary charges were incurred in similar periods in fiscal 1996.

     The Company's net income for the quarter ended July 31, 1996 was $2.0 million ($.25 per share) compared to a small loss for the same period in fiscal 1995. The net income change is principally due to the same reasons discussed in the immediately preceding paragraph.

     LIQUIDITY AND CAPITAL RESOURCES:

     The Company used existing credit lines, internally generated funds and supplier financing to finance its operations for the nine months ended July 31, 1996.

     The Company believes that its cash flows from operations and its credit facility with NationsBank of Georgia, N.A. will be sufficient to satisfy its future working capital and capital expenditure requirements.

     At   July   31,  1996,  there  were  no  significant  or  unusual
     contractual commitments or capital expenditure requirements.

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

     Not Applicable

     Item 5 - Other Information

     Not Applicable

     Item 6 - Exhibits and Reports on Form 8-K

     (a)    Exhibits:

              27.0 - EDGAR Financial Data Schedule

     (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended July 31, 1996.




                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           COLLINS INDUSTRIES, INC.
                                           (REGISTRANT)





     DATE       August 20, 1996             s/Larry W. Sayre
                                            LARRY W. SAYRE
                                            VICE PRESIDENT - FINANCE AND
                                            CHIEF FINANCIAL OFFICER