Form 10-K
period 1996-10-31
COLLINS INDUSTRIES INC
filed 1997-01-28
CIK 21759

Securities and Exchange Commission
                               Washington, DC  20549

                                      FORM 10-K

    (Mark One)
    [ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
    For the fiscal year ended October 31, 1996 or
    [     ]  Transition report pursuant to section 13 or 15(d) of the
    Securities Exchange Act of 1934 [No Fee Required]
    For the transition period from _________ to ___________

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

                         Yes  X       No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X )

    The aggregate market value of voting stock held by non-affiliates of the registrant was $27,665,021 as of January 20, 1997.

    The number of shares of Common Stock outstanding on January 20, 1997 was 7,362,410.

                   Documents Incorporated by Reference

    The following are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:
             Document:                          Part of Form 10-K
    Proxy Statement for Annual Meeting
    of  Shareholders on 2/28/97                 Part  III


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

    Description of Business

    The   Company  principally  manufactures  and  markets  Specialty
    Vehicles.

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

    Buses.   The  Company manufactures small school buses, commercial
    and shuttle buses at its South Hutchinson, Kansas facility.

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

    Collins offers commercial bus products in various price ranges. The Diplomat is a steel body bus built on a vendor-supplied, cutaway chassis that carries 17 to 25 passengers and targets a low- to mid-price range market. The World Trans 1000 Series vehicles are aluminum body buses built on vendor-supplied, cutaway chassis that carry 17 to 23 passengers and target mid- to high-price range markets. The World Trans 3000, introduced in early 1993, is an aluminum body bus built on the Company's rear-engine, rail-type chassis. This product is designed for the medium duty segment of the transit and shuttle markets.

    Terminal Trucks. The Company produces two basic models of terminal trucks at its Longview, Texas, facility, the Trailer Jockey and the Yardmaster. Terminal trucks are designed and built to withstand heavy-duty use by moving trailers and containers at warehouses, rail yards, rail terminals and shipping ports. Most terminal trucks manufactured by the Company are built to customer specifications. The Company manufactures the entire truck except for major drivetrain components which are purchased from outside suppliers. The Dura-Ride suspension system, an increasingly popular option on the Company's terminal trucks, was installed on over half of the terminal trucks built by the Company during fiscal 1996.

    Transportation Equipment for Disabled Persons. The Company manufactures wheelchair lifts and accessories used in the transportation of disabled persons. These products are sold to commercial and school bus manufacturers and to dealers who install the lifts in existing buses. The Company's patented Step-Lift product is installed in the stepwell of buses. The Step-Lift can serve as a conventional two-step entryway into the bus and fold out as a lift to make the bus accessible to disabled persons. In 1992, the Company introduced the under-vehicle lift ("UVL") in North America. The UVL, suitable for installation on both vans and minivans, was the first platform wheelchair lift to be installed on the vehicle exterior so that it does not block the vehicle doorway entrances. The UVL was the first Company product targeted to the consumer market as well as to the commercial market.

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

    Sales Backlog

    The sales backlog at October 31, 1996 was approximately $40.4 million. This compares to $29.2 million at October 31, 1995. In the opinion of management, the majority of this sales backlog will be shipped during the coming year.


    Governmental Sales

    The Company has, and will continue to, pursue opportunities in government sales as they occur. No material portion of the Company's business, however, is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government. In 1993, the Company was awarded a new contract with the General Services Administration to provide ambulances to all government sectors. The initial term of the contract was for one year with three one-year extension options. This contract does not contain specific quantities that will be ordered. During fiscal 1996 such orders were less than 10 percent of the Company's consolidated sales.


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

    In the terminal truck market, the Company competes primarily with one larger domestic competitor, Ottawa Truck Corporation which is owned by Sisu of Finland. Sisu has international distribution
    channels  and  is owned   by   the government  of  Finland and may
    have greater  relative  resources than the Company.  The  Company
    believes  it  can   compete successfully  in this market on the basis
    of its  Capacity  brand name,  price,  product  quality  and  customer
    demand  for   its exclusive Dura-Ride suspension system.


    Research and Development Costs

                                         1996        1995       1994
    Research and Development Expenses  $215,313    $261,747   $72,236

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


    Employees

    The Company employs approximately 900 persons full time, including officers and administrative personnel. The Company has not experienced any strikes or work stoppages due to labor problems and considers its relations with its employees to be satisfactory.


    Export Sales

    The Company has no significant foreign or export sales.

    Item 2.  PROPERTIES

    The following table sets forth certain information with respect to the Company's manufacturing and office facilities. The Company owns all properties listed below in fee simple, except as otherwise noted.



                                                                 Approximate
    Location                          Use                        Size (sq ft)

    Hutchinson, Kansas(1)            Corporate headquarters             4,000

    Hutchinson, Kansas(1),(2)        Ambulance production;            300,000
                                     Wheelchair lifts and
                                     accessories production;
                                     Office space

    Hutchinson, Kansas(1)            Building presently leased and     60,000
                                     available for future production

    South Hutchinson, Kansas(1),(3)  Small school bus and commercial  160,000 bus production; Office space

    Orlando, Florida(1)              Ambulance production;            229,000
                                     Office space

    Longview, Texas(1)               Terminal truck production;       120,000
                                     Chassis production;
                                     Office space

    Mansfield, Texas(1)              Ambulance sales, service and      25,000
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



    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1996.

                                 PART II



    Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS



    Collins Industries, Inc. common stock is quoted on the Nasdaq Stock Market under the symbol COLL. The following table sets forth the high and low sales prices per share of the common stock as reported by the Nasdaq Stock Market. On October 31, 1996 there were approximately 3,500 shareholders of the Company's common stock.

                                   FISCAL 1996

                                                   Volume
                         Quarter   High    Low     (000s)
                         First     2-1/4   1-7/16   1,049
                         Second    3-7/8   1-9/16   2,561
                         Third     6       3-7/16   2,954
                         Fourth    6-1/2   4-7/16   1,392



                                    FISCAL 1995

                                                    Volume
                         Quarter   High    Low      (000s)
                         First     2-3/8   1-5/8       846
                         Second    2-7/8   1-5/8     1,043
                         Third     2-5/8   2           574
                         Fourth    2-5/8   1-7/8       689


    Item 6.  SELECTED FINANCIAL DATA



    Operating History
    (In thousands except share and per-share data)

    Fiscal years ended          1996     1995      1994      1993      1992
    October 31,

    Sales                     $151,879  $140,725  $143,763  $146,992  $143,502
    Cost of sales              129,652   123,911   126,664   137,436   125,939
     Gross profit               22,227    16,814    17,099     9,556    17,563
    Selling, general and
     administrative
    (includes research &
     development)               15,236    13,925    13,661    14,992    13,806
    Income (loss) from
     operations                  6,991     2,889     3,438    (5,436)    3,757
    Other income (expenses):
     Interest, net              (2,241)   (2,783)   (3,410)   (3,311)   (3,827)
     Other, net (Note A)           262       (27)     (999)   (3,220)       29
     Income (loss) from
      continuing operations
      before provision
      (benefit) for income
      taxes and
      extraordinary items        5,012        79      (971)  (11,967)     (41)
    Provision (benefit) for
     income taxes                    0         0         0      (749)       0
    Income (loss) before
     extraordinary items         5,012        79      (971)  (11,218)     (41)
    Discontinued operations (loss)   0         0         0         0        0
    Extraordinary items              0      (420)        0         0   (1,059)
    Net income (loss)         $  5,012   $  (341)  $  (971) $(11,218) $(1,100)
    Earnings (loss) per share:
     Continuing operations    $    .66   $   .01   $  (.14) $  (1.59) $     0
    Discontinued operations          0         0         0         0        0
    Extraordinary items              0      (.06)        0         0     (.20)
    Net income (loss)              .66      (.05)     (.14)    (1.59)    (.20)
   Dividends per share        $      0   $     0   $     0  $  .0625   $  .10
   Weighted average shares
    outstanding           7,621,403  7,240,926  7,106,082  7,071,097  5,395,895
   Non-cash charges           $  2,128   $ 3,040   $ 2,889  $ 3,117    $ 4,415


    Note A:      Includes  non-recurring expenses of $1,010,761 and
    $3,115,531 in 1994 and 1993, respectively, associated with the restatement of the October 31, 1992 consolidated financial statements.



    Financial Position
    (In thousands except share and per-share data)


    Fiscal years ended
    October 31,                 1996     1995    1994    1993    1992

    Current assets             32,640   32,086  37,733  40,651  53,766
    Current liabilities        18,436   18,670  23,769  25,376  47,526
    Working capital            14,204   13,416  13,964  15,275   6,240
    Total assets               45,744   46,881  54,794  59,309  72,879
    Long-term debt (less
     current maturities)       12,827   17,660  18,401  20,003   1,094
    Capitalized leases (less
     current maturities)          591    1,746   2,143   2,619   3,080
    Shareholders' investment   13,891    8,805   8,994   9,811  21,179
    Book value per share         1.91     1.21    1.26    1.38    3.00
    Working capital per share    1.95     1.84    1.96    2.16     .88




    Financial Comparisons



    Gross profit margin          14.6%   11.9%   11.9%    6.5%   12.2%
    Net profit margin             3.3%      NA      NA      NA      NA
    SG&A (includes R&D) as %
     of sales                    10.0%    9.9%    9.5%   10.2%    9.6%
    Current ratio                1.8:1   1.7:1   1.6:1   1.6:1   1.1:1
    Long-term debt and
     capitalized leases
     to shareholders'
     investment                  1.0:1   2.2:1   2.3:1   2.3:1   0.2:1
    Manufacturing space
     (000's square feet)           898     978     978     978   1.035



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



    RESULTS OF OPERATIONS

    Fiscal 1996 Compared to Fiscal 1995. Sales for fiscal 1996 increased 8% to $151.9 million compared to $140.7 million in fiscal 1995. The sales increase for fiscal 1996 was principally due to improved sales of buses and ambulances. Sales related to school bus products increased in fiscal 1996, principally due to higher unit sales to major contractors operating large school bus fleets. Sales of ambulance products increased in fiscal 1996 principally due to improved sales of units carrying higher sales prices.

    At October 31, 1996, the Company's consolidated sales backlog was $40.4 million compared to $29.2 million at October 31, 1995. The Company believes a majority of its consolidated sales backlog will be shipped in fiscal 1997.

    In 1993, the Company was awarded a new contract with the General Services Administration (GSA). The initial term of the contract was one year with three (3) one-year extension options. The Company is currently in the fourth year of the contract which was originally estimated to be approximately $40 million with the exercise of all extension options.

    Cost of sales for fiscal 1996 were 85.4% of sales compared to 88.1% of sales in fiscal 1995. The principal reasons for this improvement include: lower material costs associated with the Company's consolidation of certain purchasing operations; improved efficiencies in the operations of the bus product lines and change in sales mix in ambulance products to higher margin units.

    Selling, general and administrative expenses for fiscal 1996 were $15.0 million or 9.9% of sales compared to $13.7 million or 9.7% of sales in fiscal 1995. The overall dollar increase was principally due to higher selling expenses and incentive payments and the impact of an unfavorable jury verdict of certain litigation.

    Interest expense for fiscal 1996 decreased $.5 million over fiscal 1995. This decrease was principally due to reduced average borrowings during fiscal 1996. The Company's base interest rate with its lead Bank will decrease in fiscal 1997 by 1/4% (to prime + 1%) due to the Company meeting certain financial thresholds at October 31, 1996.

    There was no provision for income taxes in fiscal 1996 due to the Company's utilization of its net operating loss carryforwards from prior years. As described in Note 4 to the consolidated financial statements, the Company has available net operating loss carryforwards of approximately $1.9 million for tax purposes to offset future taxable income. Additionally, the Company has general tax and alternative minimum tax credit carryforwards of approximately $.5 million available to offset future income taxes.

    The Company's income before extraordinary items in fiscal 1996 was $5.0 million ($.66 per share) compared to $.1 million ($.01 per share) in fiscal 1995. Income before extraordinary items increased in fiscal 1996 principally as a result of improved sales of ambulance and bus products, lower material costs gained through the consolidation of certain purchasing operations and lower interest costs associated with an overall reduction of interest-bearing debt.

    In fiscal 1995, the Company incurred extraordinary net charges of $.4 million associated with the early retirement of certain debt. No extraordinary expenses were incurred in fiscal 1996.

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

    In fiscal 1994, the Company incurred $1.0 million in special, non-recurring expenses related to charges incurred for restatement of the 1992 financial statements.

    Interest expense of $2.8 million decreased for fiscal 1995 by $.6 million from fiscal 1994. This decrease was primarily due to reduced average borrowings during fiscal 1995.

    Income before extraordinary items in fiscal 1995 was $.1 million ($.01 per share) compared to a loss of $1.0 million ($.14 per share) in fiscal 1994. The income before extraordinary items in fiscal 1995 increased due to three principal factors: (1) improved sales and income from ambulance product lines, (2) lower interest costs and (3) elimination of the special charges incurred in 1994. These income improvements were principally offset by losses sustained in the commercial and school bus product lines in fiscal 1995.

    In fiscal 1995, the Company incurred net extraordinary items of $420,444 associated with its new credit facility with NationsBank of Georgia N.A. and the retirement of certain subordinated debentures.


    LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has principally relied on internally generated funds, supplier financing and bank borrowings to finance its operations and capital expenditures. The Company's working capital requirements vary from period to period depending on the production volume, the timing of vehicle deliveries and the payment terms offered to its customers.

    Cash provided by operations was $5.8 million in fiscal 1996 compared to $5.3 million in fiscal 1995. Primary sources of the 1996 cash provided by operations related to the Company's improved profit levels. The sources of cash from operations were partially offset by increases in receivables and a reduction in accounts payable.

    Cash provided by operations was $5.3 million in fiscal 1995 compared to $5.2 million in fiscal 1994. Primary sources of the 1995 cash provided by operations related to the profitable operations of the ambulance and terminal truck product lines and to reductions in receivables, inventories and prepaid expenses.

    Cash provided by operations was $5.2 million in fiscal 1994. The primary sources of the 1994 cash provided by operations was the profitable operations of the ambulance, terminal truck and small school bus product lines; reductions in receivables and increases in accounts payable to suppliers. In 1994 these sources were used to reduce accrued expenses.

    Cash used in investing activities was $.3 million in fiscal 1996 compared to $.2 million in fiscal 1995. In fiscal 1996, the principal use of cash for investing activities was for the acquisition of property and equipment ($.8 million) and certain other assets ($.2 million). In fiscal 1996, these uses of cash were partially offset by the proceeds from the sale of certain property ($.7 million). In fiscal 1995, the principal use of cash for investing activities was for the acquisition of property and equipment ($.6 million) and certain other assets ($.3 million). In fiscal 1995 these uses of cash were partially offset by the proceeds from the sale of vacant land ($.6 million). In fiscal 1994, the cash used in investing activities was for the acquisition of property and equipment.

    Cash used in financing activities was $6.0 million in fiscal 1996 compared to $8.0 million in fiscal 1995. In fiscal 1996, the Company reduced its long-term borrowings $6.0 million compared to a net reduction of $3.7 million in fiscal 1995. As described in
    Note 2 to the consolidated financial statements, the Company obtained a $33.05 million credit facility from NationsBank in fiscal 1995. The proceeds of that financing were used to repay the Company's chassis floor plan notes (short-term) and to pay
    off  Guaranteed  Senior  Notes of  $17.5  million.   The  Company
    reduced its short-term borrowings by $4.3 million in fiscal 1995 and by $3.6 million in fiscal 1994. The Company reduced its long-term borrowings by $1.6 million in fiscal 1994.

    The Company believes that its cash flows from operations and its credit facility with NationsBank will be sufficient to satisfy its future working capital and capital expenditure requirements.

    At October 31, 1996 there were no significant or unusual contractual commitments or capital expenditure commitments.


    IMPACT OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

    The results of the Company's operations for the periods discussed have not been significantly affected by inflation or foreign currency fluctuations. Facility costs result primarily from interest and principal and are not affected by inflation. Further, although the Company often sells products on a fixed quote basis, the average time between the receipt of an order and delivery is generally a few months. Therefore, the Company generally is not adversely affected by increases in the cost of raw materials and components. This could change in situations in which the Company is producing against a substantial backlog and may not be able to pass on higher costs to customers. In addition, interest on the Company's debt is tied to the prime rate and therefore may increase with inflation.

    Collins makes substantially all sales to foreign customers in U.S. dollars. Thus, notwithstanding fluctuation of foreign currency exchange rates, the Company's profit margin for any purchase order is not subject to change due to exchange rate fluctuations after the time the order is placed.

    Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


    Collins Industries, Inc. and Subsidiaries
    CONSOLIDATED STATEMENTS OF INCOME
    For  the years ended October 31,


                                    1996         1995         1994

    Sales                        $151,878,862  $140,725,065  $143,762,767
    Cost of sales                 129,651,654   123,910,694   126,664,018
          Gross profit             22,227,208    16,814,371    17,098,749

    Selling, general and
     administrative expenses       15,020,673    13,663,037    13,588,494
    Research and development
     expenses                         215,313       261,747        72,236

          Income from  operations   6,991,222     2,889,587     3,438,019


    Other income (expense):
     Special non-recurring
      expenses                               0            0    (1,010,761)
     Interest, net                  (2,241,575)  (2,783,198)   (3,410,334)
     Other, net                        262,420      (26,704)       11,588
                                    (1,979,155)  (2,809,902)   (4,409,507)
          Income (loss) before
           provision for income
           taxes and
           extraordinary items       5,012,067       79,685      (971,488)

    Provision for income taxes
     (Note 4)                                0            0             0

          Income (loss) before
           extraordinary items       5,012,067       79,685       (971,488)

    Extraordinary items -
     Early retirement of debt
     (Note 2)                                0     (420,444)             0

          Net income (loss)       $  5,012,067  $  (340,759)   $  (971,488)


    Earnings (loss) per share (Note 1):
     Before extraordinary items        $   .66        $  .01        $ (.14)
     Extraordinary items                     0          (.06)            0
     Net income (loss)                 $   .66        $ (.05)       $ (.14)



    The accompanying notes are an integral part of these statements.


    Collins Industries, Inc. and Subsidiaries
    CONSOLIDATED BALANCE SHEETS
    October 31,

                  ASSETS
                                                    1996        1995
    Current assets:
      Cash (Note 1)                         $   255,405   $   842,953
      Receivables, less allowance for
       doubtful accounts of  $98,000 in
       1996 and $82,000 in 1995 (Note 2)      8,310,009     7,375,492
      Inventories, at the lower of cost
       (first-in, first-out) or market
       (Notes 1 & 2)                         23,615,159    23,466,727
      Prepaid expenses and other current
       assets                                   459,275       400,753

          Total current assets               32,639,848    32,085,925


    Property and equipment, at cost (Notes 1, 2 & 3):
     Land and improvements                    2,332,717     2,313,339
     Buildings and improvements              14,879,948    15,606,637
     Machinery and equipment                 14,661,124    15,103,215
     Office furniture and fixtures            2,736,581     2,129,786
                                             34,610,370    35,152,977
     Less - accumulated depreciation         22,573,220    21,730,893
                                             12,037,150    13,422,084
    Other assets                              1,067,454     1,373,042
                                            $45,744,452   $46,881,051

          LIABILITIES & SHAREHOLDERS' INVESTMENT

    Current liabilities:
    Current maturities of long-term debt
     and capitalized leases (Notes 2 & 3)    $ 1,125,842  $ 1,158,070
    Accounts payable                          13,729,044   14,154,891
    Accrued expenses                           3,580,731    3,357,210
          Total current liabilities           18,435,617   18,670,171

    Long-term debt (Note 2)                   12,827,409   17,659,933
    Long-term capitalized leases (Note 3)        590,601    1,745,797

    Commitments and contingencies (Note 7)

    Shareholders' investment (Notes  2, 5, & 6):
     Preferred stock, $.10 par value
        Authorized - 750,000 shares
        Outstanding - No shares outstanding
     Common stock, $.10 par value
        Authorized - 17,000,000 shares
        Issued - 7,274,110 shares in 1996;
                 7,286,887 in 1995                727,411      728,689
     Capital stock, $.10 par value
        Authorized - 3,000,000 shares
        Outstanding - No shares outstanding
     Paid-in capital                           19,701,491   19,593,605
     Retained deficit                          (6,505,077) (11,517,144)
                                               13,923,825    8,805,150
     Less - Treasury stock, 6,000 shares,
            at cost                               (33,000)           0
          Total shareholders' investment       13,890,825    8,805,150

                                              $45,744,452  $46,881,051

   The accompanying notes are an integral part of these balance sheets.


    Collins Industries, Inc. and Subsidiaries
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the years ended October 31,


                                        1996          1995          1994
    Cash flow from operations:
      Cash received from customers  $150,944,345  $141,425,892  $144,853,031
      Cash paid to suppliers
       and employees                (142,919,078) (132,956,101) (137,273,728)
      Interest paid, net              (2,265,324)   (3,209,818)   (3,167,373)
      Income taxes received                    0             0       813,248
        Cash provided by operations    5,759,943     5,259,973     5,225,178

    Cash flow from investing activities:
     Capital expenditures               (862,889)     (551,528)     (657,114)
     Sale of property and equipment      668,038       643,667             0
     Expenditures for other assets      (176,305)     (237,519)            0
     Other, net                           43,613       (57,034)            0
        Cash used in investing
         activities                     (327,543)     (202,414)     (657,114)

    Cash flow from financing activities:
     Net (reduction) in short-term
      borrowings                               0    (4,301,111)   (3,560,084)
     Principal payments of
      long-term debt and
      capitalized leases              (6,019,948)  (19,783,293)   (1,550,284)
     Addition to long-term debt                0    16,055,400             0
          Cash used in financing
           activities                 (6,019,948)   (8,029,004)   (5,110,368)

    Net decrease in cash                (587,548)   (2,971,445)     (542,304)
    Cash at beginning of year            842,953     3,814,398     4,356,702

    Cash at end of year              $   255,405   $   842,953   $ 3,814,398


    Reconciliation of net income (loss)
    to net cash provided by operations:
     Net income (loss)               $ 5,012,067   $  (340,759)  $  (971,488)
     Depreciation and amortization     2,019,938     2,513,541     2,756,470
     Common stock issued for
      benefit of employees               108,170       106,365       132,252
     Decrease (increase) in
      receivables, net                  (934,517)      700,827     1,903,512
     Decrease (increase) in
      inventories                       (148,432)    1,614,442       157,656
     Decrease (increase)in
      prepaid expenses                   (58,522)      329,517        97,757
     Increase (decrease) in
      accounts payable                  (425,847)      276,782     2,315,358
     Increase (decrease) in
      accrued expenses                   223,521      (261,519)     (889,330)
     Decrease in reserve for
      litigation settlement                    0             0      (298,064)
     Gain on sale of property
      and equipment                      (36,435)      (99,667)            0
     Loss on early extinguishment
      of debt                                  0       420,444             0
     Other, net                                0             0        21,055
        Cash provided by operations  $ 5,759,943   $ 5,259,973   $ 5,225,178


    The accompanying notes are an integral part of these statements.


    Collins Industries, Inc. and Subsidiaries
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
    For the years ended October 31,


                                     Common Stock              Paid-In
                                  Shares      Amount           Capital
    Balance October 31, 1993     7,084,680   $708,468       $19,307,300

     Stock issued to Tax
      Deferred Savings Plan
      and Trust (Note 6)            52,668      5,267           126,985
     Amortization of deferred
      compensation                       0          0            22,771
     Net loss                            0          0                 0

    Balance October 31, 1994     7,137,348    713,735        19,457,056

     Stock issued under
      various discretionary
      arrangements (Note 5)        110,000     11,000             9,000
     Stock issued to Tax
      Deferred Savings Plan
      and Trust (Note 6)            39,539      3,954            82,410
     Amortization of deferred
      compensation                       0          0            45,139
     Net loss                            0          0                 0

    Balance October 31, 1995     7,286,887   $728,689       $19,593,605

     Stock issued (rescinded)
      under discretionary
      arrangements (Note 5)        (54,500)    (5,450)           18,451
     Stock issued to Tax
      Deferred Savings Plan
      and Trust (Note 6)            31,723      3,172            71,685
     Stock issued under
      Stock Option Plan (Note 5)    10,000      1,000            17,750
     Net income                          0          0                 0
     Purchase of treasury stock          0          0                 0

    Balance October 31, 1996     7,274,110   $727,411       $19,701,491


    Collins Industries, Inc. and Subsidiaries
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT (CON'T.)
    For the years ended October 31,

                                             Retained
                                             Earnings     Treasury Stock
                                             (Deficit)   Shares    Amount
    Balance October 31, 1993              $(10,204,897)       0   $      0

     Stock issued to Tax
      Deferred Savings Plan
      and Trust (Note 6)                             0        0          0
     Amortization of deferred
      compensation                                   0        0          0
     Net loss                                 (971,488)       0          0

    Balance October 31, 1994               (11,176,385)       0          0

     Stock issued under
      various discretionary
      arrangements (Note 5)                          0        0          0
     Stock issued to Tax
      Deferred Savings Plan
      and Trust (Note 6)                             0        0          0
     Amortization of deferred
      compensation                                   0        0          0
     Net loss                                 (340,759)       0          0

    Balance October 31, 1995               (11,517,144)       0          0

     Stock issued (rescinded)
      under discretionary
      arrangements (Note 5)                          0        0          0
     Stock issued to Tax
      Deferred Savings Plan
      and Trust (Note 6)                             0        0          0
     Stock issued under
      Stock Option Plan (Note 5)                     0        0          0
     Net income                              5,012,067        0          0
     Purchase of treasury stock                      0    6,000    (33,000)

    Balance October 31, 1996               $(6,505,077)   6,000   $(33,000)

    The accompanying notes are an integral part of these statements.



    Collins Industries, Inc. and Subsidiaries
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    For the three years ended October 31, 1996


    (1)  Summary of Significant Accounting Policies

    (a) Consolidation and Operations - The consolidated financial statements include the accounts of Collins Industries, Inc. (the Company) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    The Company primarily operates in the Specialty Vehicle Manufacturing segment and related vehicle accessories. Manufacturing activities are carried on solely in the United States. However, the Company does market its products in other countries. Revenues derived from export sales to unaffiliated customers were less than 10% of consolidated sales in fiscal 1996, 1995 and 1994.

    (b) Cash and cash management - Cash includes in checking accounts and funds invested in overnight and other short-term, interest-bearing accounts.

    The Company maintains controlled disbursement account with its lead bank under an arrangement whereby all cash receipts and checks are centralized and presented to the bank daily. All deposits are applied directly against the Company's revolving credit line and all checks presented for payment in the controlled disbursement accounts are funded through borrowings under the Company's revolving credit facility. At October 31, 1996 accounts payable included $1,698,208 in outstanding checks drawn on controlled disbursement accounts. No controlled disbursement accounts existed at October 31, 1995.

    (c)   Inventories  - Major classes of inventories  which  include
    material,   labor,   and  manufacturing  overhead   required   in
    production of Company products as of October 31, 1996 and 1995:

                                        1996           1995
    Chassis                         $ 6,466,570    $ 6,545,808
    Raw materials & components        8,867,477      8,294,483
    Work in process                   3,061,276      3,400,583
    Finished goods                    5,219,836      5,225,853
                                    $23,615,159    $23,466,727

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

    (e) Revenue Recognition - The Company records vehicle sales at the earlier of completion of the vehicle and receipt of full payment or shipment or delivery to the customer as specified by the customer purchase order. Customer deposits for partial payment of vehicles are deferred and treated as current liabilities until the vehicle is completed and recognized as revenue.

    (f) Earnings Per Share - The computation of earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options.

    The  weighted average number of shares used to calculate earnings
    (loss)  per share was 7,621,403 in 1996, 7,240,926 in  1995,  and
    7,106,082 in 1994.

    (g) Reclassification - Certain amounts in the prior year financial statements have been reclassified to conform with the 1996 presentation.

    (2)  Loan Agreements and Retirement of Debt

    On May 9, 1995 the Company entered into a Loan Agreement with NationsBank of Georgia, N.A., Atlanta, Georgia (the "Bank"), for a $33.05 million credit facility. The Agreement provides for a revolving credit facility of $25.0 million and a long-term credit facility of $8.05 million. The proceeds of the new credit facility were used to repay the Company's Senior Notes and chassis floor plan notes.

    The credit facility is collateralized by receivables, inventories, equipment and certain real property. Under the terms of the Agreement, the Company is required to maintain certain financial ratios and other financial conditions. The Agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. At October 31, 1996 and 1995 the Company was in compliance with all loan covenants.

    The revolving credit facility requires payment of interest (only)
    at  1.25%  over the Bank's prime rate which was 8.25% at  October 31,
    1996.   The  revolving credit facility also provides  for  a
    maximum of $3.0 million in letters of credit, of which, $1.0 million were outstanding at October 31, 1996. The total amount of unused revolving credit available to the Company at October 31, 1996 was $9.4 million.

    The long-term facility includes a $6.2 million term loan (Term Loan A) which is payable in monthly installments of $51,667 plus interest at 1.25% over the Bank's prime rate. Term Loan A matures upon the expiration of the Agreement in April, 1998. The long-term facility provides for an additional $1.85 million long-term credit line (Term Loan B) at 2.50% over the Bank's prime rate. At October 31, 1996 no borrowings were outstanding under Term Loan B which expires May 9, 1997.

    On September 30, 1991, a $1,250,000 10-year loan with a fixed interest rate of 10.75% was obtained from an insurance company to refinance existing manufacturing facilities. The note matures in 2001 and is secured by the facilities which it finances. Interest and principal are paid monthly. At October 31, 1996, the facilities had a net book value of $1,245,000.

    In December, 1994 the Company issued $1,201,936 in 8.75% subordinated debentures maturing January 11, 2000 in settlement of a class action lawsuit. Interest on the debentures is payable annually.

    Long-term debt at October 31, 1996 and 1995 consists of the following:


                                              1996          1995
    Bank credit facility:
     Revolving credit borrowings          $ 6,360,948   $10,447,630

     Term Loan A, less current
      maturities of $620,000                4,701,667     5,321,667

     10.75%, Term loan from insurance
      company less maturities of
      $125,842 in 1996 and
      $113,070 in 1995                        662,500       788,342

     8.75% subordinated debentures
      due 2000                              1,102,294     1,102,294
                                          $12,827,409   $17,659,933

    The carrying amount of the Company's long-term obligations does not differ materially from fair value based on current market rates available to the Company.

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

    (3)   Capitalized Leases

    Certain of the Company's manufacturing facilities were financed from the proceeds of industrial revenue bonds. Lease purchase agreements with the respective cities provide that the Company may purchase the manufacturing facilities at any time during the lease terms by paying the outstanding principal amount of the bonds plus a nominal amount.

    The capitalized leases subject to these agreements follow:

                                                    1996         1995
    City  of Hutchinson, Kansas, 8.25%  to
    8.5%.  Annual principal and sinking
    fund payments are approximately
    $200,000 from 1997 to 1999.                   430,441       651,120

    City of South Hutchinson, Kansas,
    11.0%.  Annual principal and sinking
    fund  payments range from 180,000
    in 1997 to $225,000 in 1999.                   540,160       725,000

    City of Newton, Kansas, 7.0% to 8.25%.               0       794,677

       Total capitalized leases                     970,601    2,170,797
       Less - current maturities                    380,000      425,000
                                                 $  590,601   $1,745,797

    During the third quarter of fiscal 1996, the Company deposited approximately $1,023,000 in cash and U.S. Government securities into an irrevocable trust to complete an in-substance defeasance of the Company's 1989 Industrial Revenue Bonds with the City of Newton, Kansas. The transaction did not result in any material gain or loss. At October 31, 1996 the principal balance of the defeased debt was approximately $875,000.

    At  October  31,  1996,  the  net  book  value  of  manufacturing
    facilities  subject  to  these  lease  purchase  agreements   was
    approximately $2,512,000.

    The aggregate maturities of capitalized leases and long-term debt for the five years subsequent to October 31, 1996 are as follows:

          1997             $ 1,125,842
          1998              11,602,672
          1999                 346,478
          2000               1,275,779
          2001                 193,081

    (4)  Income Taxes

    There is no current or deferred tax expense for the years ended October 31, 1996, 1995 and 1994. The Company in 1996 and 1995 utilized net operating loss carryforwards and in 1994 was in a loss position. The benefits of timing differences have not previously been recorded.

    The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

                                                    1996        1995
    Deferred tax assets:
      Self-insurance reserves                  $   292,000   $   314,000
      Vacation                                     158,000       115,000
      Warranty                                     130,000       122,000
      Doubtful accounts                             38,000        31,000
      Inventories                                  212,000       264,000
      Subordinated debentures                      420,000       420,000
      Compensation                                       0        94,000
      Revenue recognition                          121,000       161,000
      Federal tax operating loss and
        general tax credit carryforwards         1,233,000     2,994,000
      Other                                        122,000        61,000
                                                $2,726,000    $4,576,000

    Deferred tax liabilities:
      Depreciation                                (708,000)     (138,000)

    Valuation allowance                         (2,018,000)   (4,438,000)
      Net deferred tax assets                   $        0   $         0

    A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the three years during the period ended October 31, 1996 follows:



                                             1996      1995      1994
    Statutory federal income
      tax rate                               34%      (34%)     (34%)
    Increase (decrease) in
      taxes resulting from:
        State tax, net of federal benefit     4         0         0
        Increase in (utilization of) net
         operating loss carryforwards       (38)       34        34
    Effective tax rate                        0 %       0 %       0 %

    The Company has available net operating loss carryforwards of approximately $1,872,000 for tax purposes to offset future taxable income. The net operating loss carryforwards expire principally in 2009. General tax and alternative minimum tax credit carryforwards of approximately $521,000 expire principally in 1997 to 2006.


    (5) Capital Stock

    Common Stock - During fiscal 1996 and 1995, the Company awarded 20,500 and 110,000 shares, respectively, of unregistered common stock to senior management which was treated as compensation. During fiscal 1996, 75,000 shares awarded in fiscal 1995 were rescinded.

    Warrants which were issued in connection with the 10.5% subordinated debentures (retired in fiscal 1992) are exercisable until February 28, 1997. There are 479,999 warrants outstanding and each warrant may be used to purchase 1.25 shares of common stock. The exercise price of $9.75 per warrant will be payable in cash. The warrants are redeemable by the Company at $3.00 per warrant at any time if the closing price for the Company's common stock has been at least 150% of the then prevailing exercise price of the warrants for 20 of 30 consecutive trading days.

    Preferred Stock - On March 28, 1995 the Company's Board of Directors adopted a stockholders rights plan (Plan) and declared a dividend distribution of one right (Right) for each outstanding share of common stock to stockholders of record on April 20, 1995. Under the terms of the Plan each Right entitles the holder to purchase one one-hundredth of a share of Series A Participating Preferred Stock (Unit) at an exercise price of $7.44 per Unit. The Rights are exercisable a specified number of days following (I) the acquisition by a person or group of persons of 20% or more of the Company's common stock or (ii) the commencement of a tender offer or an exchange offer for 20% or more of the Company's common stock or (iii) when a majority of the Company's unaffiliated directors (as defined) declares that a person is deemed to be an adverse person (as defined) upon determination that such adverse person has become the beneficial owner of at least 10% of the Company's common stock. The Company has authorized and reserved 750,000 shares of preferred stock, $.10 par value, for issuance upon the exercise of the Rights. The Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right in accordance with the provisions of the plan. Rights expire on April 1, 2005 unless redeemed by the Company.

    Stock  Option  Plans  -  During 1995 the  Company's  shareholders approved  new  stock  option  plans  limited  to  key  employees, officers and directors of the Company. Options to purchase Company shares are granted at no less than the fair market value at the date of the grant.

    As of October 31, stock options authorized, granted, outstanding and available for future grants are as follows:


                                      1996          1995          1994
    Authorized for grants          1,000,000     1,000,000       750,000
    Granted & outstanding            814,500       745,000       600,000
    Exercised                         10,000             0             0
    Exercise price               $1.75-$2.13             0             0
    Option issue price           $1.88-$6.00    $1.75-$2.13  $2.00-$5.00
    Available for future grants      175,500        255,000      141,875

    In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This statement defines a fair value based method of accounting for employee stock options or similar equity instruments and requires disclosures. The Company will adopt this standard on November 1, 1996 by making a pro-forma disclosure in the notes to its consolidated financial statements.

    (6)  Tax Deferred Savings Plan and Trust

    In 1985 the Company made available to all eligible employees the opportunity to participate in Collins Industries, Inc. Tax Deferred Savings Plan and Trust. The Company provides a 50% matching contribution in the form of unregistered common stock of the Company on the eligible amount invested by participants in the plan to purchase common stock of the Company. The Company's contribution to this plan was $74,858 in 1996, $86,365 in 1995 and $132,252 in 1994. This plan held 458,588 shares of the Company's common stock at October 31, 1996 and 423,529 shares at October 31, 1995.

    (7) Commitments and Contingencies

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

    Under these agreements, the Company's repurchase obligation is limited to vehicles which are in new condition and as to which the dealer still holds title. At October 31, 1996, the Company had repurchase agreements covering units with an aggregate invoice cost of approximately $1,261,000.

    The risk of loss under the agreements is limited to the risk that market prices for these products may decline between the time of delivery to the dealer and time of repurchase by the Company. The risk is spread over numerous dealers and the Company has not incurred significant losses under these agreements. In the opinion of management, any future losses under these agreements will not have a material adverse effect on the Company's financial position or results of operations.

    (c) Letters of Credit - The Company has outstanding letters of credit as more fully described in Note 2.

    (d) Operating Leases - The Company has operating leases principally for certain vehicles and equipment. Lease payments required under these operating leases are as follows:

                     1997                   $159,641
                     1998                     99,723
                     1999                      2,819
                                            $262,183

    Operating lease expense was $222,542 in 1996, $167,178 in 1995, and $146,018 in 1994.

    (e) Litigation - At October 31, 1996 the Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position or results of operations.

    (f) Self-insurance Reserves - The Company is self-insured for workers compensation, health insurance, general liability and product liability claims, subject to specific retention and reinsurance levels.

    (g) Chassis Contingent Liabilities - The Company obtains certain vehicle chassis from two automotive manufacturers under agreements that do not transfer the vehicle's certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory. Chassis are typically converted and delivered to customers within 90 days.

    Report of Independent Public Accountants


    To the Board of Directors and
    Shareholders of Collins Industries, Inc.

    We have audited the accompanying consolidated balance sheets of Collins Industries, Inc. (a Missouri corporation) and Subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Collins Industries, Inc. and Subsidiaries as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.

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



    Kansas City, Missouri,
      December 10, 1996


    Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



    None.


                                   PART III



    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to Directors and Executive Officers is contained in the section entitled "Management" in the Proxy Statement for the Annual Meeting of Shareholders to be held February 28, 1997, and is incorporated herein by reference.



    Item 11.  EXECUTIVE COMPENSATION

    Information with respect to executive compensation is contained in the section entitled "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 28, 1997, and is incorporated herein by reference.



    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

    Information  with  respect  to  security  ownership  of   certain
    beneficial owners and management is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 28, 1997, and is incorporated herein by reference.



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

         (a)  The following documents are filed as a part of this Report:

              (1) Financial Statements:

                  All financial statements and notes thereto as set forth under Item 8 of this Report on Form 10-K:

                  Report of Independent Public Accountants

                  Consolidated Statements of Income for
                  the Three Years Ended October 31, 1996

                  Consolidated Statements of Shareholders' Investment for the Three Years Ended October 31, 1996

                  Consolidated Statements of Cash Flows for the Three Years Ended October 31, 1996

                  Consolidated Balance Sheets--October 31, 1996 and 1995

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

          (b)  Reports on Form 8-K

               There were no reports filed on Form 8-K by the Company during the fourth quarter ended October 31, 1996.







                      COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

                   SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS




                                Balance    Charged  Deductions   Balance at
                               Beginning      to       From        End of
      Classification           of Period    Income    Reserve      Period

                                               (In 000s)


     ALLOWANCE FOR DOUBTFUL
       ACCOUNTS:

       For the year ended
         October 31, 1996        $ 82        $ 54       $ 38         $ 98

       For the year ended
         October 31, 1995        $ 95        $ 51       $ 64         $ 82

       For the year ended
         October 31, 1994        $ 60        $156       $121         $ 95






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


                                  COLLINS INDUSTRIES, INC.

                 By               /s/  Don  L. Collins
                                  Don L. Collins, Chairman
                                  and Chief Executive Officer

    Dated: January 27, 1997

                 By
                                   /s/Larry W. Sayre
                                   Larry W. Sayre, Vice President
                                   Finance and Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in their capacities as Directors of the Registrant, and on the dates indicated.


     Dated:     January 27, 1997           /s/ Don L.  Collins
                                           Don L. Collins

     Dated:     January  27, 1997          /s/  Donald Lynn Collins
                                           Donald Lynn Collins

     Dated:     January 27, 1997           /s/ Lewis W. Ediger
                                           Lewis W. Ediger

     Dated:     January 27, 1997           /s/ Robert E. Lind
                                           Robert E. Lind