Form 10-Q
period 1997-01-31
COLLINS INDUSTRIES INC
filed 1997-02-21
CIK 21759

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549



                                 FORM 10-Q



     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:  January 31, 1997

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

                                   Yes  X    No

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock, $.10 par value                       7,383,410
                 Class                      Outstanding at February 18, 1997



                 COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

                                 FORM 10-Q
                             JANUARY 31, 1997

                                   INDEX

     PART I.   FINANCIAL INFORMATION                                PAGE NO

        Item 1.  Financial Statements:

                 Consolidated Condensed Balance Sheets
                   January 31, 1997 and October 31, l996                 3

                 Consolidated Condensed Statements of Income -
                   Three Months Ended January 31, 1997 and 1996          4

                 Consolidated Condensed Statements of Cash Flow -
                   Three Months Ended January 31, 1997 and 1996          5

                 Notes to Consolidated Condensed Financial Statements    6

         Item 2.

                 Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  8



     PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                      11


     SIGNATURES                                                         12



     PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

                 Collins Industries, Inc. and Subsidiaries
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    January 31,     October 31,
                                                       1997            1996
                                                   (Unaudited)
     ASSETS
     Current Assets:
       Cash                                      $    242,621    $    255,405
       Receivables, trade & other, net              6,379,666       8,310,009
       Inventories, lower of cost (FIFO)
         or market (Note 2)                        24,958,242      23,615,159
       Prepaid expenses and other current assets      758,721         459,275
          Total current assets                     32,339,250      32,639,848

     Property and equipment, at cost               34,923,948      34,610,370
       Less:  accumulated depreciation             22,891,750      22,573,220
     Net property and equipment                    12,032,198      12,037,150
     Other assets                                     964,874       1,067,454
          Total assets                            $45,336,322     $45,744,452

     LIABILITIES & SHAREHOLDERS' INVESTMENT
     Current liabilities:
       Current maturities of long-term debt
         & capitalized leases                     $ 1,126,969     $ 1,125,842
       Accounts payable                            11,988,960      13,729,044
       Accrued expenses                             3,088,837       3,580,731
          Total current liabilities                16,204,766      18,435,617

     Long-term debt, less current maturities       14,217,404      12,827,409
     Long-term capitalized leases, less
       current maturities                             484,908         590,601

     Shareholders' investment:
       Common stock, $.10 par value                   743,191         727,411
       Paid-in capital                             19,488,597      19,701,491
       Retained deficit                            (5,492,169)     (6,505,077)
                                                   14,739,619      13,923,825
       Less - Treasury stock, at cost                (310,375)        (33,000)
           Total  shareholders' investment         14,429,244      13,890,825
           Total liabilities &
              shareholders' investment             45,336,322      45,744,452

     (See accompanying notes)


                  Collins Industries, Inc. and Subsidiaries
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)


                                                   Three Months Ended
                                                       January 31,

                                                     1997        1996

       Sales                                  $35,280,611   $32,408,792
       Cost of sales                           30,214,276    27,399,767
           Gross profit                         5,066,335     5,009,025

       Selling, general and administrative
         expenses                               3,705,519     3,689,208

           Income from operations               1,360,816     1,319,817

       Other income (expense):
         Interest, net                           (464,300)     (634,584)
         Other, net                               116,392        49,164
                                                 (347,908)     (585,420)

           Income before income taxes           1,012,908       734,397

       Provision for income taxes                       0             0

           Net income                         $ 1,012,908    $  734,397

       Earnings  per share                    $      0.13    $     0.10

       Weighted average  common and common
         equivalent shares outstanding          7,769,171     7,287,778

       (See accompanying notes)


                   Collins Industries, Inc. and Subsidiaries
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                     (Unaudited)

                                                    Three Months Ended
                                                        January 31,

                                                       1997      1996
     Cash flow from operations:
       Cash received from customers               $37,210,954  $33,695,851
       Cash paid to suppliers and employees       (37,114,198) (33,663,716)
       Interest paid                                 (600,058)    (657,871)

         Cash used in operations                     (503,302)    (625,736)

     Cash flow from investing activities:
       Capital expenditures                          (313,578)    (122,722)
       Other, net                                      (3,458)      (3,567)

         Cash used in investing activities           (317,036)    (126,289)

     Cash flow from financing activities:
       Net increase in other borrowings             1,579,831      833,934
       Principal payments of long-term debt
         and capitalized leases                      (294,402)    (317,786)
       Proceeds from exercise of stock options         60,325            0
       Retirement of common stock                    (260,825)           0
       Acquisition of treasury stock                 (277,375)           0

         Cash provided by financing activities        807,554      516,148

     Net decrease in cash                             (12,784)    (235,877)

     Cash at beginning of period                      255,405      842,953

     Cash at end of period                        $   242,621   $  607,076

     Reconciliation of net income to net cash used in operations:

       Net income                                 $ 1,012,908   $  734,397
       Depreciation and amortization                  427,954      530,300
       Common stock issued for benefit of
         employees                                          0       33,313
       Decrease in receivables                      1,930,343    1,287,059
       Increase in inventories                     (1,343,083)  (1,116,658)
       Increase in prepaid expenses
         and other current assets                    (299,446)    (141,751)
       Decrease in accounts payable
         and accrued expenses                      (2,231,978)  (1,952,396)

     Cash used in operations                      $  (503,302)  $ (625,736)

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

     In   the   opinion  of  management,  the  accompanying  unaudited
     consolidated   condensed   financial   statements   contain   all
     adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position at January 31, 1997 and October 31, 1996 and results of its operations and its cash flows for the three months ended January 31, 1997 and 1996.

     The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three months ended January 31, 1997 be read in conjunction with the Company's Annual Report for the year ended October 31, 1996.

     (2)  Inventories

     Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

     Major classes of inventories as of January 31, 1997 and October 31, 1996, consisted of the following:

                                            January 31,         October 31,
                                                1997                 1996

         Chassis                            $  6,906,937        $  6,466,570
         Raw materials & components            9,265,896           8,867,477
         Work in process                       3,456,988           3,061,276
         Finished goods                        5,328,421           5,219,836
                                             $24,958,242         $23,615,159

     (3)  Earnings per Share

     The computation of earnings per share is based on the weighted average number of outstanding common shares during the period plus common stock equivalents consisting of certain shares subject to stock options.

     (4)  Contingencies and Litigation

     At January 31, 1997 the Company had contingencies and litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position.

     (5)  Income Taxes

     The provision for income taxes as calculated at statutory rates is offset by the tax affect of net operating loss and general tax credit carryforwards.

     (6)  Subsequent Event

     On February 12, 1997, the Company entered into a letter of intent to sell certain assets of the Company's wheelchair lift product line to The Braun Corporation. Consummation of the sale is subject to customary due diligence and the negotiation and execution of a definitive agreement. The Company's wheelchair lift products have historically represented approximately three percent (3%) of consolidated sales and have not contributed to the Company's net income in recent years. Based on the letter of intent, the Company should realize a pretax gain of approximately $2 million on the sale. The Company expects to complete the sale in mid-March and to record the gain in its second fiscal quarter ending April 30, 1997.








     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations


     RESULTS OF OPERATIONS:


     Net Sales

     Sales for the quarter ended January 31, 1997 were $35.3 million or 9% higher than the $32.4 million in net sales for the quarter ended January 31, 1996. This increase was principally due to higher sales of terminal truck products.

     The Company's consolidated sales backlog at January 31, 1997 was $43.3 million compared to $40.4 million at October 31, 1996 and $41.4 at January 31, 1996.


     Cost of Sales

     The Company's cost of sales for the quarter ended January 31, 1997 was $30.2 million or 85.6% of sales compared to $27.4 million or 84.5% of sales for the quarter ended
     January 31, 1996. This increase was principally due to a higher sales mix of terminal truck products which carry a higher material content than ambulances and buses.


     Selling, General & Administrative Expenses

     Selling, general and administrative expenses were $3.7 million in the quarters ended January 31, 1997 and 1996. Selling, general and administrative expenses were 10.5% of sales for the quarter ended January 31, 1997 compared to 11.4% of sales for the quarter ended January 31, 1996. The overall percentage decline resulted principally from a non-recurring expense of $.4 million recorded in the quarter ended January 31, 1996 which related to an unfavorable jury verdict of certain litigation.


     Other Income (Expense)

     Interest expense decreased principally as a result of the Company's overall reduction of its outstanding interest-bearing debt.


     Income Taxes

     The  Company  had  no  provisions for income  taxes  due  to  the utilization of net operating losses and tax credits. The Company's net operating loss and general business tax credit carryforwards at October 31, 1996 were approximately $1.9 million and $.5 million, respectively.


     Net Earnings

     The Company's net earnings were $1.0 million ($.13 per share) for the quarter ended January 31, 1997 compared to income of $.7 million ($.10 per share) for the quarter ended January 31, 1996. The improvement in the Company's earnings is principally attributable to the Company's improved earnings from ambulance products and lower interest expense.


     Other

     On February 12, 1997, the Company entered into a letter of intent to sell certain assets of the Company's wheelchair lift product line to The Braun Corporation. Consummation of the sale is subject to customary due diligence and the negotiation and execution of a definitive agreement. The Company's wheelchair lift products have historically represented approximately three percent (3%) of consolidated sales and have not contributed to the Company's net income in recent years. Based on the letter of intent, the Company should realize a pretax gain of approximately $2 million on the sale. The Company expects to complete the sale in mid March and to record the gain in its second fiscal quarter ending April 30, 1997.


     LIQUIDITY AND CAPITAL RESOURCES:


     The Company used existing credit lines, internally generated funds and supplier financing to fund its operations and capital expenditures for the quarter ended January 31, 1997.

     Cash used in operations was $.5 million for the quarter ended January 31, 1997 compared to $.6 million for quarter ended
     January  31,  1996.   Cash  used  in  operations principally
     resulted from the Company's increase in inventories and reductions of accounts payable and accrued expenses during the quarter ended January 31, 1997.

     Cash used in investing activities was $.3 million for the quarter ended January 31, 1997 compared to $.1 million for the quarter ended January 31, 1996. The increased use of cash was principally due to higher capital expenditures of $.3 million for the quarter ended January 31, 1997.

     Cash flow provided by financing activities was $.8 million for the quarter ended January 31, 1997 compared to $.5 million for the quarter ended January 31, 1996. This change principally resulted from increases in borrowings in the quarter ended January 31, 1997 and was partially offset by principal repayments of debt
     ($.3   million)  and  the  acquisition  of  treasury  stock  ($.3 million), and the retirement of common stock ($.3 million).

     The Company believes that its cash flows from operations and bank credit lines will be sufficient to satisfy its future working capital and capital expenditure requirements.

     At January 31, 1997 there were no significant or unusual contractual commitments or capital expenditure commitments.

     The Company's bus operations may be impacted in the second fiscal quarter ending April 30, 1997 as a result of Ford Motor Company's shutdown of its Lorain, Ohio production plant. Ford's shutdown of this plant, which produces the Ford E350 and E450 chassis, stems from a labor dispute between the UAW and Johnson Controls, the principal supplier of Ford's seats for these chassis. A prolonged strike also would ultimately impact the Company's ambulance operations. Due to the nature of this situation, it is not possible to predict when normally scheduled chassis deliveries from Ford will be resumed. The Company is currently exploring alternatives to accelerate the production of buses when normal chassis deliveries are resumed by Ford. The company has experienced no cancellation of orders from these shortages.


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

     Item 4 - Submission of Matters to a Vote of Security-Holders
              Not applicable

     Item 5 - Other Information
              Not applicable

     Item 6 - Exhibits and Reports on Form 8-K

           (a)   Exhibits:
                      27.0 - EDGAR Financial Data Schedule

           (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended January 31, 1997.



                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COLLINS INDUSTRIES, INC.
                                    (REGISTRANT)



     DATE      February 21, 1997    /s/ Larry W. Sayre
                                    LARRY W. SAYRE
                                    VICE PRESIDENT - FINANCE AND
                                    CHIEF FINANCIAL OFFICER