Form 10-Q
period 1997-04-30
COLLINS INDUSTRIES INC
filed 1997-06-11
CIK 21759

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549



                                    FORM 10-Q



     (Mark One)
     [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:  April 30, 1997

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


     Common Stock, $.10 par value                             7,383,105
                 Class                      Outstanding at June 9, 1997



               COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

                                  FORM 10-Q
                               APRIL 30, 1997

                                    INDEX

      PART I.   FINANCIAL INFORMATION                                PAGE NO.

        Item 1.  Financial Statements:

                 Consolidated Condensed Balance Sheets
                     April 30, 1997 and October 31, l996                 3

                 Consolidated Condensed Statements of Income -
                   Three and Six Months Ended April 30, 1997
                   and 1996                                              4

                 Consolidated Condensed Statements of Cash Flow -
                   Six Months Ended April 30, 1997 and 1996              5

                 Notes to Consolidated Condensed Financial
                   Statements                                            6

         Item 2.

                 Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   9


       PART II.  OTHER INFORMATION

         Item 1-6                                                       12


       SIGNATURES                                                       14


       PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements

                   Collins Industries, Inc. and Subsidiaries
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     April 30,     October 31,
                                                       1997            1996
                                                    (Unaudited)
       ASSETS
       Current assets:
         Cash                                       $   259,919   $   255,405
         Receivables, trade and other, net            9,273,982     8,310,009
         Inventories, lower of cost or
          market (Note 2)                            25,375,539    23,615,159
         Prepaid expenses and other current assets      708,620       459,275
            Total current assets                     35,618,060    32,639,848

       Property and equipment, at cost:              35,001,797    34,610,370
         Less:  accumulated depreciation             23,070,690    22,573,220
       Net property and equipment                    11,931,107    12,037,150
       Other assets                                     906,373     1,067,454
            Total assets                            $48,455,540   $45,744,452

       LIABILITIES AND SHAREHOLDERS' INVESTMENT
       Current liabilities:
         Current maturities of long-term
          debt and capitalized leases               $ 1,132,759   $ 1,125,842
         Accounts payable                            13,759,644    13,729,044
         Accrued expenses                             4,498,576     3,580,731
            Total current liabilities                19,390,979    18,435,617

       Long-term debt, less current maturities       12,383,416    12,827,409
       Long-term capitalized leases, less
         current maturities                             376,277       590,601

       Shareholders' investment:
         Common stock, $.10 par value                   738,341       727,411
         Paid-in capital                             19,207,707    19,701,491
         Retained deficit                            (3,641,180)   (6,505,077)
                                                     16,304,868    13,923,825
         Less - Treasury stock, at cost                       0       (33,000)
           Total shareholders' investment            16,304,868    13,890,825
           Total liabilities &
             shareholders' investment               $48,455,540   $45,744,452

       (See accompanying notes)


                       Collins Industries, Inc. and Subsidiaries
                      CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                       (Unaudited)


                                  Three Months Ended       Six Months Ended
                                      April 30,                April 30,
                                   1997        1996         1997       1996

     Sales                   $41,412,125  $37,637,590  $76,692,736  $70,046,382

     Cost of sales            34,401,598   32,357,770   64,615,874   59,757,537

       Gross profit            7,010,527    5,279,820   12,076,862   10,288,845

     Selling, general and
       administrative expenses 3,779,880    3,433,921    7,485,399    7,123,129

       Income from operations  3,230,647    1,845,899    4,591,463    3,165,716

     Other income (expense):
       Interest expense         (448,034)    (605,221)    (912,334)  (1,239,805)
       Other, net                 53,040       95,249      169,432      144,413
                                (394,994)    (509,972)    (742,902)  (1,095,392)

     Income before provision
       for income taxes        2,835,653    1,335,927    3,848,561    2,070,324

     Provision for income taxes  800,000            0      800,000            0


     Net income              $ 2,035,653  $ 1,335,927  $ 3,048,561   $ 2,070,324


     Earnings per share (Note 3):

       Net income per common and
         common equivalent share  $  .26       $  .18       $  .39        $  .28

       Net income per share -
         assuming full dilution   $  .26       $  .17       $  .39        $  .28

       Dividends per share        $ .025       $    0       $ .025        $    0


       (See accompanying notes)


                       Collins Industries, Inc. and Subsidiaries
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                        (Unaudited)

                                                        Six Months Ended
                                                             April 30,
                                                        1997         1996
     Cash flow from operations:
       Cash received from customers                 $75,728,763   $69,051,998
       Cash paid to suppliers and employees         (72,827,784)  (67,575,664)
       Interest paid                                 (1,010,205)   (1,303,443)

         Cash provided by operations                  1,890,774       172,891

     Cash flow from investing activities:
       Capital expenditures                            (546,288)     (376,004)
       Proceeds from sale of equipment                   16,500             0
       Other, net                                       (54,408)        7,050

         Cash used in investing activities             (584,196)     (368,954)

     Cash flow from financing activities:
       Net increase (reduction) in other borrowings     (62,029)      685,853
       Principal payments of long-term
         debt and capitalized leases                   (589,371)     (636,514)
       Proceeds from exercise of stock options           72,200             0
       Retirement of common stock                      (260,825)            0
       Acquisition of treasury stock                   (277,375)            0
       Payment of dividends                            (184,664)            0

         Cash provided by (used in) financing
           activities                                (1,302,064)       49,339

     Net increase (decrease) in cash                      4,514      (146,724)

     Cash at beginning of period                        255,405      842,953

     Cash at end of period                          $   259,919  $   696,229

     Reconciliation of net income to cash provided by operations:

       Net income                                   $ 3,048,561  $ 2,070,324
       Depreciation and amortization                    878,175    1,039,247
       Common stock issued for benefit of employees           0       49,756
       Increase in receivables                         (963,973)    (994,384)
       Decrease (increase) in inventories            (1,760,380)     328,726
       Decrease (increase) in prepaid expenses and
         other current assets                          (249,345)      17,961
       Increase (decrease) in accounts payable and
         accrued expenses                               948,445   (2,338,739)
       Gain on sale of equipment                        (10,709)           0

     Cash provided by operations                    $ 1,890,774   $  172,891

     (See accompanying notes)


                    COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                    (Unaudited)



     (1)  General

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position and results of operations for the three and six months ended April 30, 1997 and 1996, and the cash flows for the six months ended April 30, 1997 and 1996.

     The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three and six months ended April 30, 1997 be read in conjunction with the Company's Annual Report for the year ended October 31, 1996.

     (2)  Inventories

     Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

     Major classes of inventories as of April 30, 1997 and October 31, 1996 consisted of the following:

                                          April 30,        October 31,
                                            1997              1996
         Chassis                         $ 6,967,556       $ 6,466,570
         Raw materials & components        9,224,232         8,867,477
         Work in process                   4,220,267         3,061,276
         Finished goods                    4,963,484         5,219,836
                                         $25,375,539       $23,615,159

     (3)  Earnings per Share

     The computation of earnings per share is based on the weighted average number of outstanding common shares during the period plus common stock equivalents consisting of certain shares subject to stock options.

     The shares used in the computations of earnings per share for the periods ended April 30 were as follows:

                                   Three Months Ended       Six Months Ended
                                         April 30,               April 30,
                                      1997      1996           1997     1996
     Primary                      7,685,554  7,521,917     7,727,362  7,404,711
     Fully diluted                7,685,554  7,727,005     7,727,362  7,507,255

     In February 1997, the Financial Accounting Standards Board issued State-ment of Financial Accounting (SFAS) No. 128, "Earnings per Share." The new standard simplifies the computation of earnings per share (EPS) and increases the comparability to international standards. Under SFAS
     No. 128 primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     SFAS No. 128 is effective December 15, 1997 and does not allow for early adoption. Upon adoption, all prior-period EPS information (including interim EPS) is required to be restated. Pro forma EPS, under SFAS
     No. 128 for each period presented, are as follows:

                                    Three Months            Six Months
                                       Ended                   Ended
                                      April 30,               April 30,
                                    1997    1996            1997    1996
            Basic EPS               $.28    $.18            $.42    $.28
            Diluted EPS             $.26    $.17            $.39    $.28

     (4)  Contingencies and Litigation

     At April 30, 1997 the Company had contingencies and litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position or results of operations.

     (5)  Income Taxes

     The primary difference between the Company's effective income tax rate and provision for income taxes as calculated at the federal statutory rate is the tax effect of utilizing net operating loss carryforwards and tax credits.

     (6)  Subsequent Event

     On May 9, 1997 the Company completed the sale of its UVL (Under Vehicle Lift) product line to The Braun Corporation.
     The Company will report a pretax gain of approximately $1.1 million from this sale in the third fiscal quarter ending July 31, 1997. The UVL is one of the Company's wheelchair lift products which has historically represented approximately
     3% of the Company's consolidated sales and has had a negligible impact on the Company's earnings in recent years. This sale will allow the Company to further reduce interest-bearing debt and focus more attention on marketing and manufacturing specialty vehicles.


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     RESULTS OF OPERATIONS

     Net Sales

     Sales  for  the  six months ended April 30, 1997  were  $76.7 million compared to $70.0 million for the same period in fiscal 1996. Sales for the three months ended April 30, 1997 were $41.4 million compared to $37.6 million for the same period in fiscal 1996. These increases were principally due to improved sales of terminal trucks. The overall sales increases were partially offset by declines in bus sales.

     The Company's consolidated sales backlog at April 30, 1997 was $46.9 million compared to $40.4 million at October 31, 1996 and $56.5 million at April 30, 1996. The April 30, 1996 backlog included a $13.2 million order from the United States Postal Service which has been completed.

     Cost of Sales

     Cost  of  sales for the six months ended April 30, 1997  were
     84.3% of sales compared to 85.3% of sales for the same period in fiscal 1996. Cost of sales for the three months ended April 30, 1997 were 83.1% of sales compared to 86.0% for the same period in fiscal 1996. These decreases were principally due to improved margins
     from ambulance  product  lines.   These decreases were  partially
     offset by lower  margins  realized  from  terminal truck products.

     Selling, General & Administrative Expenses

     Selling, general and administrative expenses were $7.5 million or 9.8% of sales for the six months ended April 30, 1997 compared to $7.1 million or 10.2% of sales for the six months ended April 30, 1996. The increase was due to an increase in the sales force for ambulance products.

     Other Income (Expense)

     Interest expense for the six months ended April 30, 1997  was
     $.9 million compared to $1.2 million for the same period in fiscal 1996. Interest expense for the three months ended April 30, 1997 was $.4 million compared to $.6 million for the same
     period   in  fiscal  1996.   These  declines  resulted   from
     reductions in  the  Company's  interest-bearing debt.

     Income Taxes

     The  Company recorded a provision for income taxes of $.8  million, for the three and six months ended April 30, 1997. The primary difference between the Company's effective income tax rate and the provision for income taxes calculated at the federal statutory rate is due to the utilization of net operating losses and tax credits.
     The  Company's   net operating  loss and general business tax credit
     carryforwards at October 31, 1996 were approximately $1.8 million and $.3 million, respectively.

     Net Earnings

     The  Company's net income was $3.0 million ($.39  per  share)
     for the six months ended April 30, 1997 compared to $2.1 million ($.28 per share) for the same period in fiscal 1996.
     This   improvement  was  principally  due  to  the   improved
     operations in the Company's ambulance product lines with smaller improvements in the terminal truck and bus product lines and decreases in interest expense associated with reduced borrowings. These improvements in net income were partially offset by a provision for income taxes of $.8 million ($.10 per share) discussed in the immediately preceding paragraph.

     The Company's net income for the quarter ended April 30, 1997 was $2.0 million ($.26 per share) compared to $1.3 million ($.18 per share) for the same period in fiscal 1996. The net income change is principally due to the same reasons discussed in the immediately preceding paragraph.

     Other

     On May 9, 1997 the Company completed the sale of its UVL (Under
     Vehicle Lift) product line to The Braun Corporation. The Company will report a pretax gain of approximately $1.1 million from this sale in the third fiscal quarter ending July 31, 1997. The UVL is one of the Company's wheelchair lift products which has historically represented approximately 3% of the Company's consolidated sales and has had a negligible impact on the Company's earnings in recent years. This sale will allow the Company to further reduce interest-bearing debt and focus more attention on marketing and manufacturing specialty vehicles.


     LIQUIDITY AND CAPITAL RESOURCES:

     The Company used existing credit lines, internally generated funds and supplier financing to fund its operations and capital expenditures for the quarter ended April 30, 1997.

     Cash provided by operations was $1.9 million for the six months ended April 30, 1997 compared to $.2 million for the six months ended April 30, 1996. Cash provided by operations principally resulted from the Company's net income ($3.0 million), depreciation ($.9 million) and an increase in accounts payable ($.9 million), and was partially offset by increases in inventories ($1.8 million) and receivables ($1.0 million) during the six months ended April 30, 1997.

     Cash used in investing activities was $.6 million for the six months ended April 30, 1997 compared to $.4 million for the six months ended April 30, 1996. The increased use of cash was principally due to higher capital expenditures for the six months ended April 30, 1997.

     Cash used in financing activities was $1.3 million  for
     the  six  months  ended April 30, 1997 compared  to  cash
     provided by financing activities of $.1 million for  the  six
     months   ended  April  30,  1996.   This  change  principally
     resulted from decreases in borrowings, principal repayments of debt ($.6 million), the acquisition of treasury stock ($.3 million), the retirement of common stock ($.3 million) and the payment of dividends ($.2 million) in the six months ended April 30, 1997.

     The Company resumed the payment of dividends with a $.025 per share dividend paid March 14, 1997. This is the first dividend declared since August of 1993. The Company intends to pay regular quarterly dividends in the future subject to results of operations, limitations imposed by the Company's loan agreements and applicable to law.

     The Company believes that its cash flow from operations and bank credit lines will be sufficient to satisfy its working capital and capital expenditure requirements in the immediate future.

     At April 30, 1997 there were no significant or unusual contractual commitments or capital expenditure commitments.


     PART II - OTHER INFORMATION


     Item 1 - Legal Proceedings

     Not Applicable

     Item 2 - Changes in Securities

     Not Applicable

     Item 3 - Defaults on Senior Securities

     Not Applicable

     Item 4 - Submission of Matters to a Vote of Security Holders

     The Company's 1997 Annual Meeting of Shareholders was held February 28, 1997. Mr. Lewis W. Ediger and Mr. Arch G. Gothard, III were each elected as a director for a three year
     term.   Mr.  Ediger  received 5,872,120 votes for, 594,024
     against and no abstentions.   Mr.  Gothard received 5,871,557
     votes for, 594,587 against and no abstentions.  The other directors
     whose term  of office  continued after the meeting were:   Don  L.
     Collins, Donald Lynn Collins, Don S. Peters and Robert E. Lind.

     The  Company also approved the Collins Industries, Inc.  1997
     Omnibus Incentive Plans, a copy of which is set forth in  the
     Proxy Statement.   The  proposal received 3,878,326 affirmative  votes,
     862,393   negative  votes,  with  93,558  abstentions.    The
     proposal was approved by 59.9% of the quorum.

     For the fiscal year ending October 31, 1997, the Company also ratified the appointment of its independent public accountants, Arthur Andersen LLP at its 1997 Annual Meeting of Shareholders. Accordingly, Arthur Andersen LLP received 6,448,860 votes for, 3,850 votes against and 13,434 abstentions.

     Item 5 - Other Information

     Not Applicable

     Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits:

             27.0 - EDGAR Financial Data Schedule

     (b)  Reports on Form 8-K:

          The Company filed Forms 8-K, all of which reported information under Item 5 of Form 8-K, on the following dates:

          February 7, 1997
          February 13, 1997
          March 3, 1997
          March 10, 1997
          April 18, 1997




                                     SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COLLINS INDUSTRIES, INC.
                                   (REGISTRANT)





      DATE   June 11, 1997         s/Larry W. Sayre
                                   LARRY W. SAYRE
                                   VICE PRESIDENT - FINANCE AND
                                   CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL ACCOUNTING OFFICER)