Form 10-Q
period 1997-07-31
COLLINS INDUSTRIES INC
filed 1997-09-09
CIK 21759

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549



                                 FORM 10-Q



     (Mark One)
     [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:  July 31, 1997

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




     Common Stock, $.10 par value                           7,351,065
               Class                Outstanding at September 03, 1997



                 COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                                  JULY 31, 1997

                                      INDEX

    PART I.   FINANCIAL INFORMATION                                PAGE NO.

       Item 1.  Financial Statements:

                Consolidated Condensed Balance Sheets
                  July 31, 1997 and October 31, l996                  3

                Consolidated Condensed Statements of Income -
                  Three and Nine months Ended July 31, 1997
                  and 1996                                            4

                Consolidated Condensed Statements of Cash Flow -
                  Nine months Ended July 31, 1997 and 1996            5

                Notes to Consolidated Condensed Financial
                  Statements                                          6

        Item 2.

                Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 9


      PART II.  OTHER INFORMATION

       Item 1-6                                                      12


      SIGNATURES                                                     14




      PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

                Collins Industries, Inc. and Subsidiaries
                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    July 31,     October 31,
                                                      1997          1996
                                                  (Unaudited)
      ASSETS
      Current assets:
        Cash                                      $   226,374    $   255,405
        Receivables, trade and other, net           7,096,930      8,310,009
        Inventories, lower of cost or
          market (Note 2)                          25,855,427     23,615,159
        Prepaid expenses and other current assets     484,527        459,275
            Total current assets                   33,663,258     32,639,848

      Property and equipment, at cost:             34,120,273     34,610,370
        Less:  accumulated depreciation            22,019,502     22,573,220
      Net property and equipment                   12,100,771     12,037,150
      Other assets                                    823,541      1,067,454
            Total assets                          $46,587,570    $45,744,452

      LIABILITIES AND SHAREHOLDERS' INVESTMENT
      Current liabilities:
        Current maturities of long-term
         debt and capitalized leases              $ 1,106,359    $ 1,125,842
        Accounts payable                           14,228,707     13,729,044
        Accrued expenses                            3,433,894      3,580,731
            Total current liabilities              18,768,960     18,435,617

      Long-term debt, less current maturities       8,916,188     12,827,409
      Long-term capitalized leases, less
       current maturities                             272,351        590,601

      Shareholders' investment:
        Common stock, $.10 par value                  729,979        727,411
        Paid-in capital                            18,653,018     19,701,491
        Retained deficit                             (752,926)    (6,505,077)
                                                   18,630,071     13,923,825
      Less - Treasury stock, at cost                        0        (33,000)
           Total shareholders' investment          18,630,071     13,890,825
           Total liabilities &
             shareholders' investment             $46,587,570    $45,744,452

     (See accompanying notes)



                    Collins Industries, Inc. and Subsidiaries
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    (Unaudited)


                                 Three Months              Nine Months
                                     Ended                    Ended
                                    July 31,                 July 31,
                               1997        1996         1997          1996

   Sales                  $42,202,842  $40,180,332  $118,895,578  $110,226,714

   Cost of sales (Note 3)  34,226,943   34,174,297    98,842,817    93,931,834

     Gross profit           7,975,899    6,006,035    20,052,761    16,294,880

   Selling, general and
    administrative expenses 3,842,542    3,605,756    11,327,941    10,728,885

     Income from operations 4,133,357    2,400,279     8,724,820     5,565,995

   Other income (expense):
     Interest expense        (378,616)    (542,843)   (1,290,950)   (1,782,648)
     Other, net                18,101      107,815       187,533       252,228

                             (360,515)    (435,028)   (1,103,417)   (1,530,420)

   Income before provision
     for income taxes       3,772,842    1,965,251     7,621,403     4,035,575

   Provision for
     income taxes            (700,000)           0    (1,500,000)            0


   Net income             $ 3,072,842  $ 1,965,251   $ 7,621,403   $ 4,035,575


   Earnings per share (Note 4):

     Net income per common and
      common equivalent share   $ .39       $  .25        $  .79        $  .53


   Dividends per share          $.025       $    0        $  .05        $    0

   Average outstanding
    common and common
    equivalent shares       7,817,795     7,826,589     7,757,506    7,545,406


   (See accompanying notes)



                  Collins Industries, Inc. and Subsidiaries
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (Unaudited)

                                                     Nine Months Ended
                                                          July 31,
                                                   1997             1996
     Cash flow from operations:
       Cash received from customers            $120,108,657     $110,132,756
       Cash paid to suppliers and
        employees                              (110,286,303     (102,788,210)
       Interest paid                             (1,406,836)      (1,930,296)
       Income taxes paid                         (1,645,000)               0

         Cash provided by operations              6,770,518        5,414,250

     Cash flow from investing activities:
       Capital expenditures                      (1,055,140)        (662,864)
       Proceeds from sale of equipment               16,500          668,038
       Other, net                                   (82,141)        (148,618)

        Cash used in investing activities        (1,120,781)        (143,444)

     Cash flow from financing activities:
       Net reduction in other borrowings         (1,032,801)      (4,224,736)
       Principal payments of long-term debt
        and capitalized leases                   (3,216,153)      (1,659,495)
       Proceeds from exercise of stock options      118,450                0
       Retirement of common stock                  (260,825)               0
       Acquisition of treasury stock               (918,188)               0
       Payment of dividends                        (369,251)               0

         Cash used in financing activities       (5,678,768)      (5,884,231)

     Net decrease in cash                           (29,031)        (613,425)

     Cash at beginning of period                    255,405          842,953

     Cash at end of period                      $   226,374      $   229,528

     Reconciliation of net income to cash provided by operations:

       Net income                               $ 6,121,403      $ 4,035,575
       Depreciation and amortization              1,358,014        1,561,665
       Common stock issued for benefit
         of employees                                     0           90,000
       Decrease (increase) in receivables         1,213,079          (93,958)
       Decrease (increase) in inventories        (2,240,268)       2,184,327
       Increase in prepaid expenses and
         other current assets                       (25,252)        (126,738)
       Increase (decrease) in accounts
         payable and accrued expenses               352,826       (2,200,186)
       Gain on sale of equipment                     (9,284)         (36,435)

     Cash provided by operations                $ 6,770,518      $ 5,414,250

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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position and results of operations for the three and nine months ended July 31, 1997 and 1996, and the cash flows for the nine months ended July 31, 1997 and 1996.

     The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three and nine months ended July 31, 1997 be read in conjunction with the Company's Annual Report for the year ended October 31, 1996.

     (2)  Inventories

     Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

     Major classes of inventories as of July 31, 1997 and October 31, 1996 consisted of the following:

                                          July 31,         October 31,
                                           1997               1996

          Chassis                       $ 7,131,404        $ 6,466,570
          Raw materials & components      9,341,947          8,867,477
          Work in process                 3,753,082          3,061,276
          Finished goods                  5,628,994          5,219,836
                                        $25,855,427        $23,615,159

     (3)  Cost of Sales

     Cost of sales for the three and nine months ended July 31, 1997 have been reduced by the $1.2 million gain from the sale of the Company's UVL product line which was completed in May, 1997.

     (4)  Earnings per Share

     The computation of earnings per share is based on the weighted average number of outstanding common shares during the period plus common stock equivalents consisting of certain shares subject to stock options.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting (SFAS) No. 128, "Earnings per Share." The new standard simplifies the computation of earnings per share (EPS) and increases the comparability to international standards. Under SFAS No. 128 primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     SFAS No. 128 is effective December 15, 1997 and does not allow for early adoption. Upon adoption, all prior-period EPS information (including interim EPS) is required to be restated. Pro forma EPS, under SFAS No. 128 for each period presented, are as follows:

                               Three Months          Nine months
                                  Ended                 Ended
                                 July 31,              July 31,
                              1997     1996         1997     1996
     Basic EPS                 .42     $.27          .83     $.55
     Diluted EPS               .38     $.25          .78     $.53


     (5)  Contingencies and Litigation

     At July 31, 1997 the Company had contingencies and litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position or results of operations.

     (6)  Income Taxes

     The primary difference between the Company's effective income tax rate and provision for income taxes as calculated at the federal statutory rate is the tax effect of utilizing net operating loss carryforwards and tax credits.


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     RESULTS OF OPERATIONS

     Net Sales

     Sales for the nine months ended July 31, 1997 were $118.9 million compared to $110.2 million for the same period in fiscal 1996. Sales for the three months ended
     July 31, 1997 were $42.2 million compared to $40.2 million for the same period in fiscal 1996. These increases were principally due to improved sales of terminal trucks and a shift in sales mix to ambulance and bus products carrying higher unit sales prices.

     The Company's consolidated sales backlog at July 31, 1997 was $44.3 million compared to $40.4 million at October 31, 1996 and $50.0 million at July 31, 1996. The July 31, 1996 backlog included a $13.2 million order from the United States Postal Service which has been completed.

     Cost of Sales

     Cost of sales for the nine months ended July 31, 1997 was 83.1% of sales compared to 85.2% of sales for the same period in fiscal 1996. Cost of sales for the three months ended July 31, 1997 was 81.1% of sales compared to 85.1% for the same period in fiscal 1996. These percentage decreases were principally due to better operating results from ambulance and terminal truck products and a $1.2 million pretax gain from the sale of the UVL product line.

     Selling, General & Administrative Expenses

     Selling, general and administrative expenses were $11.3 million or 9.5% of sales for the nine months ended July 31, 1997 compared to $10.7 million or 9.7% of sales for the nine months ended July 31, 1996. The dollar increase was principally due to an expansion of the sales force for ambulance products and costs associated with a new corporate telemarketing center.

     Other Income (Expense)

     Interest expense for the nine months ended July 31, 1997 was $1.3 million compared to $1.8 million for the same period in fiscal 1996. Interest expense for the three months ended July 31, 1997 was $.4 million compared to $.5 million for the same
     period   in  fiscal  1996.   These  declines  resulted   from
     reductions in the Company's interest-bearing debt.

     Income Taxes

     The Company recorded a provision for income taxes of $.7 million, for the three and $1.5 for the nine months ended July 31, 1997. The primary difference between the Company's effective income tax rate and the provision for income taxes calculated at the federal statutory rate is due to the utilization of net operating losses and tax credits. The Company's net operating loss and general business tax credit carryforwards at October 31, 1996 were approximately $1.8 million and $.3 million, respectively.

     Net Earnings

     The Company's net income was $6.1 million ($.79 per share) for the nine months ended July 31, 1997 compared to $4.0 million ($.53 per share) for the same period in fiscal 1996. This improvement was principally due to the improved operating results in the Company's ambulance and terminal truck product lines, the $1.2 million pretax gain from the sale of the UVL product line and decreases in interest expense associated with reduced borrowings. These improvements in net income were partially offset by a provision for income taxes of $1.5 million ($.09 per share) discussed in the immediately preceding paragraph.

     The Company's net income for the quarter ended July 31, 1997 was $3.1 million ($.39 per share) compared to $2.0 million ($.25 per share) for the same period in fiscal 1996. The net income change is principally due to the same reasons discussed in the immediately preceding paragraph.


     LIQUIDITY AND CAPITAL RESOURCES:

     The Company used existing credit lines, internally generated funds and supplier financing to fund its operations and capital expenditures for the quarter ended July 31, 1997.

     Cash provided by operations was $6.8 million for the nine months ended July 31, 1997 compared to $5.4 million for the nine months ended July 31, 1996. Cash provided by operations principally resulted from the Company's net income ($6.1 million), depreciation ($1.4 million) and a decrease in accounts receivable ($1.2 million) and was partially offset by increases in inventories ($2.2 million) during the nine months ended July 31, 1997 and lower proceeds from the sale of equipment.

     Cash used in investing activities was $1.1 million for the nine months ended July 31, 1997 compared to $.1 million for the nine months ended July 31, 1996. The increased use of cash was principally due to higher capital expenditures and lower proceeds from the sale of equipment for the nine months ended July 31, 1997.

     Cash used in financing activities was $5.7 million for the nine months ended July 31, 1997 compared to $5.9 million for the nine months ended July 31, 1996. The cash used was for reduction of debt ($4.2 million), the acquisition of treasury stock ($.9 million), the retirement of common stock ($.3 million) and the payment of dividends ($.4 million) in the nine months ended July 31, 1997.

     The Company paid a quarterly dividend of a $.025 per share on June 13, 1997. The Company intends to pay regular quarterly dividends in the future subject to results of operations, limitations imposed by the Company's loan agreements and applicable law.

     The Company believes that its cash flow from operations and bank credit lines will be sufficient to satisfy its working capital and capital expenditure requirements in the immediate future.

     At July 31, 1997 there were no significant or unusual contractual commitments or capital expenditure commitments.

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

          May 29, 1997




                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COLLINS INDUSTRIES, INC.
                                     (REGISTRANT)





     DATE     September 9, 1997       /s/Larry W. Sayre
                                      LARRY W. SAYRE
                                      VICE PRESIDENT - FINANCE AND
                                      CHIEF FINANCIAL OFFICER
                                     (PRINCIPAL ACCOUNTING OFFICER)