Form 10-K
period 1997-10-31
COLLINS INDUSTRIES INC
filed 1998-01-29
CIK 21759

Securities and Exchange Commission
                           Washington, DC  20549

                                  FORM 10-K

    (Mark One)
    [ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
    For the fiscal year ended October 31, 1997 or
    [     ] Transition report pursuant to section 13 or 15(d) of the
    Securities Exchange Act of 1934 [No Fee Required]
    For the transition period from _________ to ___________

    Commission file number 0-12619


                         Collins Industries, Inc.
        (Exact name of registrant as specified in its charter)

                   Missouri
    (State or other jurisdiction of incorporation)
                                                      43-0985160
                                      (I.R.S. Employer Identification Number)

           15 Compound Drive    Hutchinson, Kansas           67502-4349
           (Address of principal executive offices)          (Zip Code)

    Registrant's telephone number including area code    316-663-5551

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

                                  Yes  X     No

    Indicate  by  check mark if disclosure of delinquent  filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

    The aggregate market value of voting stock held by non-affiliates of the registrant was $28,588,014 as of January 19, 1998.

    The number of shares of Common Stock outstanding on January 19, 1998 was 7,571,381.

                      Documents Incorporated by Reference

    The following are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

         Document:                                   Part of Form 10-K

    Proxy Statement for Annual Meeting
    of  Shareholders on February 27, 1998            Part  III




                                     PART I


    Item 1.  BUSINESS

    General Development of Business

    Collins Industries, Inc. was founded in 1971 as a manufacturer of small school buses and ambulances built from modified cargo vans. The Company's initial product was the first "Type A" school bus, designed to carry 16 to 20 passengers. Today the Company manufacturers specialty vehicles and accessories for various basic service niches of the transportation industry. The Company's products include ambulances, small school buses, shuttle and mid-size commercial buses, terminal trucks, and commercial bus chassis. From its inception, Collins' stated goal has been to become the largest manufacturer of specialty vehicles in the U.S. The Company has grown primarily through the internal development of new products and the acquisition of complementary product lines.


    In the U.S., Collins is the largest manufacturer of ambulances, the second largest manufacturer of terminal trucks and a leading manufacturer of small school buses, shuttle and mid-size commercial buses and commercial bus chassis. The Company sells its products under several well-known trade names, including Wheeled Coach (ambulances), Collins Bus
    (small school buses), World Trans (commercial buses), and Capacity (terminal trucks).

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

    Buses. The Company manufacturers small school buses, commercial and shuttle buses at its Hutchinson and South Hutchinson, Kansas facilities.

    School Buses.   The Company manufacturers small Type A school buses which
    carry from 16 to 24 passengers. The Company built Type A school buses by extensively modifying vendor-supplied cargo vans. The majority of Type A school buses built by the Company are now produced by fabricating the body and mounting it on a vendor-supplied, dual rear-wheel or single rear-wheel, cutaway chassis. The Company was the first manufacturer to produce a Type A school bus on this type of chassis, which permits greater seating capacity than a van chassis. School buses are produced in compliance with Federal, state and local laws regarding school transportation vehicles.

    Commercial and Shuttle Buses. The Company produces shuttle and transit buses for car rental agencies, transit authorities, hotels and resorts, retirement centers, nursing homes and similar users. These buses are built to customer specifications and are designed to transport 14 to 30 passengers over short distances.

    Collins offers commercial bus products in various price ranges. The Diplomat is a steel body bus built on a vendor-supplied, cutaway chassis that carries 17 to 25 passengers and targets a low-to mid-price range market. The World Trans 3000, introduced in early 1993, is an aluminum body bus built on the Company's rear-engine, rail-type chassis. This product is designed for the medium duty segment of the transit and shuttle markets.

    Terminal Trucks. The Company produces two basic models of terminal trucks at its Longview, Texas facility, the Trailer Jockey and the Yardmaster. Terminal trucks are designed and built to withstand heavy-duty use by moving trailers and containers at warehouses, rail yards, rail terminals and shipping ports. Most terminal trucks manufactured by the Company are built to customer specifications. The Company manufactures the entire truck except for major drivetrain components which are purchased from outside suppliers. The Dura-Ride suspension system, an increasingly popular option on the Company's terminal trucks, was installed on over half of the terminal trucks built by the Company during fiscal 1997.

    Bus Chassis. The Company produces a rear-engine bus chassis for use by the Company and for sale to other manufacturers. This chassis is suitable for both commercial and large school buses. To date, the Company has produced and sold limited quantities of these chassis. The Company plans to continue manufacturing bus chassis suitable for its own products and for sale to other manufacturers.


    Manufacturing

    Manufacturing consists of the assembly of component parts either purchased from others or fabricated internally. With the exception of chassis, chassis components and certain terminal truck components which are purchased from outside suppliers, the Company fabricates the principal components of its products. Collins' internal capabilities include CNC punching and forming of sheet metal, metal stamping, tooling, molding of fiberglass components, mechanical and electrical component assembly, upholstry, painting and finishing and Computer-Aided-Design and Manufacturing (CAD/CAM) systems.


    Collins intends to continue to improve its manufacturing facilities from time-to-time through the selective upgrading of equipment and the mechanization or automation of appropriate portions of the manufacturing process. Management believes the Company's manufacturing facilities are in good condition and are adequate for the purposes for which they currently are used. The capacity of the Company's current facilites, particularly if operated on a multiple shift basis, is considered adequate to meet current needs and anticipated sales volumes.


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

    Patents, Trademarks and Licenses

    The Company owns federal registrations for most of the trademarks which it uses on its products. The Company also owns patents on its bus body design, ambulance design, Dura-Ride air suspension system, ambulance warning light system and air-activated bus door. The Company believes that its patents are helpful, because they may force competitors to do more extensive design work to produce a competitive product. The
    Company believes that its production techniques and skills are as important as product design, and, therefore, in management's opinion, any lack of patent protection would not adversely affect the Company's business.

    Seasonality of Business

    Historically a major portion of the Company's net income has been earned in the second and third fiscal quarters ending April 30 and July 31, respectively. The purchasing patterns of school districts are typically strongest in the spring and summer months which accounts for typically stronger sales of small school buses in the quarters ending April 30 and July 31. Generally, the Company's sales tend to be lower in the fall and winter months due to the purchasing patterns of the Company's customers in general and purchasing activities are normally lower near the end of the calendar year.

    Sales Terms

    The Company produces the majority of its products on an order-only basis. Most products are delivered on a cash basis. Products sold on a direct basis (not through dealers) are sold on trade terms common to the respective industry. Finished goods that are reflected on the financial statements are generally sold units that are ready for customer delivery. Sales to dealers have generally been financed through an unrelated third party for the dealers, resulting in payment generally within days of the sale.

    Customer Concentration

    The Company has no single customer whose loss would have a material adverse effect on the company as a whole.

    Sales Backlog

    The sales backlog at October 31, 1997 was approximately $45.5 million. This compares to $40.4 million at October 31, 1996. In the opinion of management, the majority of this sales backlog will be shipped during the coming fiscal year.

    Governmental Sales

    The Company has, and will continue to, pursue opportunities in government sales as they occur. No material portion of the Company's business, however, is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

    Marketing and Distribution

    The Company, through its wholly owned subsidiaries, markets its products throughout the U.S. and, to a limited extent, abroad through independent dealers and distributors, Company-owned stores and the direct sales efforts of Company personnel. Each of the Company's product groups is responsible for its own marketing activities and maintains independent relationships with dealers and distributors. Support is provided to dealers and distributors in bidding specification writing and customer service.

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

    Research and Development Costs

    Research and Development Expenses       1997       1996      1995
                                           $162,002  $215,313  $261,747

    This table cites the level of research and development costs the Company incurred the past three fiscal years. It should be noted the Company does significant research and development work on the production line and, therefore, the major costs of new programs are recorded as cost of sales and are expensed as prototypes.

    Regulations

    The Company is subject to various laws and regulations with respect to employees' health and safety and the protection of the environment. In addition, all of the Company's on-road vehicles must satisfy certain standards applicable to such vehicles as established by the United States Department of Transportation. Certain of its products must also satisfy specifications established by other federal, state and local regulatory agencies, primarily dealing with safety and performance standards. In management's opinion, the Company and its products are in compliance in all material respects with all applicable governmental regulations. A substantial change in any such regulations could have a significant impact on the business of the Company.

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

                                                                 Approximate
    Location                           Use                       Size (sq ft)

    Hutchinson, Kansas (1)             Corporate Headquarters          4,000

    Hutchinson, Kansas (1),(2)         Ambulance production;         300,000
                                       Commercial Buses;
                                       Wheelchair lifts and
                                       accessories production;
                                       Office space

    Hutchinson, Kansas (1)             Building presently leased      60,000
                                       and available for future
                                       production

    South Hutchinson, Kansas (1), (3)  Small school bus and          160,000
                                       commercial bus production;
                                       Office space

    Orlando, Florida (1)               Ambulance production;         229,000
                                       Office space

    Longview, Texas (1)                Terminal truck production;    120,000
                                       Chassis production;
                                       Office space

    Mansfield, Texas (1)               Ambulance sales, service       25,000
                                       and distribution center


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

    Item 3.  LEGAL PROCEEDINGS

    There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of its property is subject.

    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1997.



                                  PART II

    Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS

    Collins Industries, Inc. common stock is quoted on the Nasdaq Stock Market under the symbol COLL. The following table sets forth the high and low sales prices per share of the common stock as reported by the Nasdaq Stock Market. On October 31, 1997 there were approximately
    650 shareholders of record of the Company's common stock.


                                 FISCAL 1997

           Quarter            High            Low           Volume
                                                            (000s)
           First              6              4-1/2           1,261
           Second             5-1/4          4                 547
           Third              8-1/4          4-1/4           1,660
           Fourth             8-7/8          6-1/2             997


                                 FISCAL 1996

           Quarter            High           Low            Volume
                                                            (000s)
           First              2-1/4          1-7/16          1,049
           Second             3-7/8          1-9/16          2,561
           Third              6              3-7/16          2,954
           Fourth             6-1/2          4-7/16          1,392

    During the period covered by this Report, the Company did not sell any equity securities that were not registered under the Securities Act.



   Item 6.  SELECTED FINANCIAL DATA

   Operating History

  (In thousands except share and per-share data)

   Fiscal years ended              1997     1996     1995     1994      1993
   October 31,

   Sales                        $157,522 $151,879 $140,725 $143,763   $146,992
   Cost of sales                 131,920  129,652  123,911  126,664    137,436
   Gross profit                   25,602   22,227   16,814   17,099      9,556
   Selling, general and
    administrative (including
    research & development)       15,379   15,236   13,925   13,661     14,992
   Income (loss) from operations  10,223    6,991    2,889    3,438     (5,436)
   Other income (expenses):
    Interest, net                 (1,642)  (2,241)  (2,783)  (3,410)    (3,311)
    Other, net (Note A)              262      262      (27)    (999)    (3,220)
  Income (loss) from continuing
   operations before provision
   (benefit) for income taxes and
   extraordinary items             8,843    5,012       79     (971)   (11,967)
  Provision (benefit) for
   income taxes                    1,600        0        0        0       (749)
  Income (loss) before
   extraordinary items             7,243    5,012       79     (971)   (11,218)
  Extraordinary items                  0        0     (420)       0          0
  Net income (loss)             $  7,243 $  5,012  $  (341) $  (971) $ (11,218)
  Earnings (loss) per share:
   Continuing operations        $    .93 $    .66  $   .01  $  (.14) $  (1.59)
   Extraordinary items                 0        0     (.06)       0         0
   Net income (loss)                 .93      .66     (.05)    (.14)    (1.59)
  Dividends per share           $   .075 $      0  $     0  $     0  $  .0625
  Weighted average shares
   outstanding                 7,806,373 7,621,403 7,240,926 7,106,082 7,071,097
  Non-cash charges              $  1,782 $  2,128  $ 3,040  $ 2,889  $  3,117

  Note A: Includes non-recurring expenses of $1,010,761 and $3,115,531 in 1994 and 1993, respectively, associated with the restatement of the October 31, 1992 consolidated financial statements.



   Financial Position
   (In thousands except share and per-share data)


   Fiscal years ended          1997       1996      1995      1994      1993
   October 31,

   Current assets             $34,002   $32,640   $32,086   $37,733   $40,651
   Current liabilities         18,959    18,436    18,670    23,769    25,376
   Working capital             15,043    14,204    13,416    13,964    15,275
   Total assets                47,163    45,744    46,881    54,794    59,309
   Long-term debt and
    capitalized leases
    (less current maturities)   8,362    13,418    19,406    20,544    22,622
   Shareholders' investment    19,842    13,891     8,805     8,994     9,811
   Book value per share          2.69      1.91      1.21      1.26      1.38


   Financial Comparisons

   Gross profit margin          16.3%     14.6%     11.9%     11.9%      6.5%
   Net profit margin             4.6%      3.3%        NA        NA        NA
   Selling, general and
    administrative (including
    R&D) as percent of sales     9.8%     10.0%      9.9%      9.5%     10.2%
   Current ratio                1.8:1     1.8:1     1.7:1     1.6:1     1.6:1
   Long-term debt and
    capitalized leases to
    shareholders' investment    0.4:1     1.0:1     2.2:1     2.3:1     2.3:1
   Manufacturing space
    (000s square feet)             898       898       978       978       978


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

    Results of Operations

    Fiscal 1997 Compared to Fiscal 1996. Sales for fiscal 1997 increased to $157.5 million compared to $151.9 million. The sales increase for fiscal 1997 was principally due to improved sales of terminal truck products. The sales increase of terminal trucks was principally due to a sales contract with U.S. Postal Service.

    At October 31,1997 the Company's consolidated sales backlog was $45.5 million compared to $40.4 million at October 31, 1996. The Company believes a majority of its consolidated sales backlog will be shipped in fiscal 1998.

    Cost of sales for fiscal 1997 was 83.7% of sales compared to 85.4% of sales in fiscal 1996. The principal reasons for this improvement include: the $1.2 million gain from the sale of the Company's UVL product line which was recorded as a reduction of cost of sales and lower material costs associated with an improved sales mix in ambulance products.

    Selling, general and administrative expenses for fiscal 1997 were $15.2 million or 9.6% of sales compared to $15.0 million or 9.9% of sales in fiscal 1996. The overall dollar increase was principally due to higher marketing and selling expenses associated with new sales personnel and the addition of a corporate telemarketing center.

    Interest expense for fiscal 1997 decreased $.6 million over fiscal 1996. This decrease was principally due to reduced average borrowings during fiscal 1997. The Company's base interest rate with its lead Bank will decrease in fiscal 1998 by 1/2% (to prime + 1/2%) due to the Company's meeting certain financial thresholds at October 31, 1997.

    Income tax expense in fiscal 1997 was $1.6 million. Income tax expense as a percentage of pretax income was 18% in fiscal 1997 and was less than the Federal statutory rate principally due to the utilization of net operating loss carryforwards and general business tax credits. There was no provision for income taxes in fiscal 1996 due to the Company's utilization of its net operating loss carryforwards from prior years.

    The Company's income before extraordinary items in fiscal 1997 increased to $7.2 million ($.93 per share) compared to $5.0 million ($.66 per share) in fiscal 1996. This increase was principally a result of profit improvements from ambulance and terminal truck products, the gain from the sale of the UVL product line and lower interest costs associated with an overall reduction in interest-bearing debt. These increases were partially offset by income taxes of $1.6 million in fiscal 1997.

    Fiscal 1996 Compared to Fiscal 1995.  Sales for fiscal 1996 increased
    8% to $151.9 million compared to $140.7 million in fiscal 1995. The sales increase for fiscal 1996 was principally due to improved sales of buses and ambulances. Sales related to school bus products increased in fiscal 1996, principally due to improved sales of units carrying higher sales prices.

    Cost of sales for fiscal 1996 was 85.4% of sales compared to 88.1% of sales in fiscal 1995. The principal reasons for this improvement include: lower material costs associated with the Company's consolid-ation of certain purchasing operations; improved efficiencies in the operations of the bus product lines and change in sales mix in ambulance products to higher margin units.

     Selling, general and administrative expenses for fiscal 1996 were $15.0 million or 9.9% of sales compared to $13.7 million or 9.7% of sales in fiscal 1995. The overall dollar increase was principally higher selling expenses and incentive payments and the impact of an unfavorable jury verdict of certain litigation.

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

    Cash provided by operations was $8.1 million in fiscal 1997 compared to $5.8 million in fiscal 1996. Primary sources of the 1997 cash provided by operations related to the Company's improved profit levels and reductions in accounts receivable. The sources of cash from operations were partially offset by increased income taxes paid ($1.6 million) and increases in inventories ($2.1 million) and a prepaid expense
    ($.9 million).

    Cash provided by operations was $5.8 million in fiscal 1996 compared to $5.3 million in fiscal 1995. Primary sources of the 1996 cash provided by operations related to the Company's improved profit levels. The sources of cash from operations were partially offset by increases in receivables and a reduction in accounts payable.

    Cash provided by operations was $5.3 million in fiscal 1995. Primary sources of the 1995 cash provided by operations related to the profitable operations of the ambulance and terminal truck product lines and to reductions in receivables, inventories and prepaid expenses.

    Cash used in investing activities was $1.8 million in fiscal 1997 compared to $.3 million in fiscal 1996. In fiscal 1997 the principal use of cash for investing activities related to the acquisition of property and equipment. In fiscal 1996 the principal use of cash for investing activities was for the acquisition of property and equipment ($.8 million) and certain other assets ($.2 million). In fiscal 1995 the principal use of cash for investing activities was for the acquisition of property and equipment ($.6 million) and certain other assets ($.3 million). (In fiscal 1996 and 1995 these uses of cash were partially offset by the proceeds from the sale of vacant land
    ($.6 million).)

    Cash used in financing activities was $6.4 million in fiscal 1997 compared to $6.0 million in fiscal 1996. In fiscal 1997 the Company used cash to reduce its long-term borrowings by $5.1 million, to purchase and retire common stock of $.8 million and to pay cash dividends totalling $.6 million. Cash used in financing activities was $6.0 million in fiscal 1996 compared to $8.0 million in fiscal 1995. In fiscal 1996, the Company reduced its net long-term borrowings $6.0 million compared to a net reduction of $3.7 million in fiscal 1995.
    The Company obtained a $33.05 million credit facility from NationsBank in 1995. The proceeds of that financing were used to repay the Company's chassis floorplan notes (short-term) and to pay off Guaranteed Senior Notes of $17.5 million. Additionally, the Company reduced short-term borrowings by $4.3 million in fiscal 1995.

    The Company believes that its cash flows from operations and its credit facility with NationsBank will be sufficient to satisfy its future working capital, capital expenditure requirements and anticipated dividends.

    At October 31, 1997 there were no significant or unusual contractual commitments or capital expenditure commitments. However, subsequent to October 31, 1997 the Company entered into a capitalized lease agreement with the City of South Hutchinson, Kansas for the issuance of $3.5 million of 1997 Industrial Revenue Bonds. The net proceeds will be used to construct and equip an addition to the Company's bus manufacturing facilities.

    Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Statement of Financial Accounting Standards (SFAS)
    No. 123 "Accounting for Stock-Based Compensation" were effective for the Company's 1997 fiscal year. The adoption of SFAS No. 121 and No. 123 did not have a material effect on the Company's financial position or results of operations.

    Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" is effective for the Company's 1998 fiscal year and the Company has disclosed pro forma earnings per share amounts under SFAS No. 128 for fiscal 1997, 1996 and 1995 in Note 1 to the Company's consolidated financial statements.

    Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards
    (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information" are effective for the CompanyOs 1999 fiscal year and are not expected to have a material effect on the Company's financial position or results of operations.


    IMPACT OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

    The results of the Company's operations for the periods discussed have not been significantly affected by inflation or foreign currency fluctuations. Facility costs result primarily from interest and principal and are not affected by inflation. Further, although the Company often sells products on a fixed quote basis, the average time between the receipt of an order and delivery is typically a few months. Therefore, the Company generally is not adversely affected by increases in the cost of raw materials and components. This could change in situations in which the Company is producing against a substantial backlog and may not be able to pass on higher costs to customers. In addition, interest on the Company's debt is tied to the prime rate and therefore may increase with inflation.

    Collins makes substantially all sales to foreign customers in U.S. dollars. Thus, notwithstanding fluctuation of foreign currency exchange rates, the Company's profit margin for any purchase order is not subject to change due to exchange rate fluctuations after the time the order is placed.

    YEAR 2000

    The Company currently uses MAPICS software on an IBM AS400 platform. The IBM operating system is year 2000 compatible. The MAPICS software will require an upgrade to make it year 2000 compliant, which the Company intends to complete prior to December 31, 1998. The Company does not believe there will be any additional cost associated with the software upgrade and additional implementation and training costs will not be material to the Company's financial position or results of operations.

    ITEM 8.  Financial Statements and Supplementary Data

    Collins Industries, Inc. and Subsidiaries
    CONSOLIDATED STATEMENTS OF INCOME
    For the years ended October 31,


                                         1997         1996          1995

    Sales                            $157,522,016  $151,878,862  $140,725,065
    Cost of sales (Note 1)            131,919,939   129,651,654   123,910,694
        Gross profit                   25,602,077    22,227,208    16,814,371

    Selling, general and
     administrative expenses           15,216,609    15,020,673    13,663,037
    Research and development expenses     162,002       215,313       261,747

        Income from operations         10,223,466     6,991,222     2,889,587


    Other income (expense):
     Interest, net                     (1,642,573)   (2,241,575)   (2,783,198)
     Other, net                           262,323       262,420       (26,704)
                                       (1,380,250)   (1,979,155)   (2,809,902)
        Income before provision for
          income taxes and
          extraordinary items           8,843,216     5,012,067        79,685

    Provision for income taxes (Note 3) 1,600,000             0             0

        Income before extraordinary
          items                         7,243,216     5,012,067        79,685

    Extraordinary items -
      Early retirement of debt (Note 2)         0             0      (420,444)

        Net income (loss)            $  7,243,216  $  5,012,067   $  (340,759)


    Earnings (loss) per share (Note 1):
      Before extraordinary itmes     $        .93  $       .66   $        .01
      Extraordinary itmes                       0            0           (.06)
      Net income (loss)              $        .93  $       .66   $       (.05)


    Dividends per share              $       .075  $         0   $          0

         The accompanying notes are an integral part of these statements.




    Collins Industries, Inc. and Subsidiaries
    CONSOLIDATED BALANCE SHEETS
    October 31,

               ASSETS                                1997          1996
    Current assets:
      Cash (Note 1)                             $    189,152   $     255,405
      Receivables, less allowance for
       doubtful accounts of $39,000 in
       1997 and $98,000 in 1996 (Note 2)           6,745,973       8,310,009
      Inventories (Notes 1 & 2)                   25,686,022      23,615,159
      Prepaid expenses and other current assets    1,380,998         459,275
          Total current assets                    34,002,145      32,639,848

    Property and equipment, at cost (Notes 1 & 2)
      Land and improvements                        2,341,943       2,332,717
      Buildings and improvements                  15,072,087      14,879,948
      Machinery and equipment                     11,817,691      14,661,124
      Office furniture and fixtures                3,000,769       2,736,581
                                                  32,232,490      34,610,370
      Less - accumulated depreciation             19,800,671      22,573,220
                                                  12,431,819      12,037,150
    Other assets                                     729,166       1,067,454
                                                $ 47,163,130    $ 45,744,452


           LIABILITIES & SHAREHOLDERS' INVESTMENT
    Current liabilities:
      Current maturities of long-term debt and
       capitalized leases (Note 2)              $  1,094,948    $  1,125,842
      Accounts payable                            14,200,975      13,729,044
      Accrued expenses                             3,663,382       3,580,731
          Total current liabilities               18,959,305      18,435,617

    Long-term debt and
     capitalized leases (Note 2)                   8,361,887      13,418,010

    Commitments and contingencies (Note 6)

    Shareholders' investment (Notes 2, 4, & 5)
     Preferred stock, $.10 par value
       Authorized - 750,000 shares
       Outstanding - No shares outstanding
     Common stock, $.10 par value
       Authorized - 17,000,000 shares
       Issued - 7,385,681 shares in 1997;
                7,274,110 in 1996                   738,568          727,411
     Capital stock, $.10 par value
       Authorized - 3,000,000 shares
       Outstanding - No shares outstanding
     Paid-in capital                             18,918,903       19,701,491
     Retained earnings (deficit)                    184,467       (6,505,077)
                                                 19,841,938       13,923,825
     Less -Treasury stock, 6,000 shares,
      at cost in 1996                                     0          (33,000)
          Total shareholders' investment         19,841,938       13,890,825
                                               $ 47,163,130     $ 45,744,452


      The accompanying notes are an integral part of these balance sheets.



    Collins Industries, Inc. and Subsidiaries
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the years ended October 31,

                                           1997         1996          1995
    Cash flow from operations:
      Cash received from customers    $159,086,052  $150,944,345  $141,425,892
      Cash paid to suppliers and
       employees                      (147,534,561) (142,919,078) (132,956,101)
      Interest paid, net                (1,759,087)   (2,265,324)   (3,209,818)
      Income taxes paid                 (1,650,700)            0             0
         Cash provided by operations     8,141,704     5,759,943     5,259,973

    Cash flow from investing activities:
      Capital expenditures              (1,731,543)     (862,889)     (551,528)
      Sale of property and equipment        16,500       668,038       643,667
      Expenditures for other assets        (97,995)     (176,305)     (237,519)
      Other, net                                 0        57,863       (57,034)
         Cash used in investing
          activities                    (1,813,038)     (313,293)     (202,414)

    Cash flow from financing activities:
      Net reduction in short-term
       borrowings                                0             0    (4,301,111)
      Principal payments of long-term
       debt and capitalized leases      (5,087,017)   (6,019,948)  (19,783,293)
      Addition to long-term debt                 0             0    16,055,400
      Purchase of common stock and
       other capital transactions         (754,230)      (14,250)            0
      Payment of dividends                (553,672)            0             0
         Cash used in financing
          activities                    (6,394,919)   (6,034,198)   (8,029,004)

    Net decrease in cash                   (66,253)     (587,548)   (2,971,445)
    Cash at beginning of year              255,405       842,953     3,814,398

    Cash at end of year               $    189,152  $    255,405  $    842,953

    Reconciliation of net income (loss)
     to net cash provided by operations:
       Net income (loss)              $  7,243,216  $  5,012,067  $   (340,759)
       Depreciation and amortization     1,781,740     2,019,938     2,513,541
       Common stock issued for benefit
         of employees                            0       108,170       106,365
       Decrease (increase) in
        receivables, net                 1,564,036      (934,517)      700,827
       Decrease (increase) in
        inventories                     (2,070,863)     (148,432)    1,614,442
       Decrease (increase) in
        prepaid expenses                  (921,723)      (58,522)      329,517
       Increase (decrease) in
        accounts payable                   471,931      (425,847)      276,782
       Increase (decrease) in
        accrued expenses                    82,651       223,521      (261,519)
       Gain on sale of property
        and equipment                       (9,284)      (36,435)      (99,667)
       Loss on early extinguishment
        of debt                                  0             0       420,444
          Cash provided by operations $  8,141,704  $  5,759,943  $  5,259,973

           The accompanying notes are an integral part of these statements.



    Collins Industries, Inc. and Subsidiaries
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
    For the years ended October 31,


                                              Common Stock          Paid-In
                                            Shares      Amount      Capital
    Balance October 31, 1994               7,137,348    713,735    19,457,056

    Stock issued under various
     discretionary arrangements (Note 4)     110,000     11,000         9,000
    Stock issued to Tax Deferred
     Savings Plan and Trust (Note 5)          39,539      3,954        82,410
    Amortization of deferred
     compensation                                  0          0        45,139
    Net loss                                       0          0             0

    Balance October 31, 1995               7,286,887    728,689    19,593,605

    Stock issued (rescinded)
     under various discretionary
     arrangements (Note 4)                   (54,500)    (5,450)       18,451
    Stock issued to Tax Deferred
     Savings Plan and Trust (Note 5)          31,723      3,172        71,685
    Stock issued under Stock
     Option Plans (Note 4)                    10,000      1,000        17,750
    Net income                                     0          0             0
    Purchase of treasury stock                     0          0             0

    Balance October 31, 1996               7,274,110    727,411    19,701,491

    Stock issued under Stock
     Option Plans (Note 4)                   275,196     27,520      (86,097)
    Amortization of deferred
     compensation                                  0          0       15,799
    Net income                                     0          0            0
    Cash dividends paid                            0          0            0
    Purchase of treasury stock                     0          0            0
    Retirement of treasury stock            (163,625)   (16,363)    (934,825)
    Tax benefit from exercise of
     stock options                                 0          0      222,535

    Balance October 31,1997                7,385,681   $738,568  $18,918,903


    Collins Industries, Inc. and Subsidiaries
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT (CON'T.)
    For the years ended October 31,

                                           Retained
                                           Earnings         Treasury Stock
                                           (Deficit)       Shares    Amount
    Balance at October 31, 1994          (11,176,385)           0          0

    Stock issued under various
     discretionary arranements (Note 4)            0            0          0
    Stock issued to Tax Deferred
     Savings Plan and Trust (Note 5)               0            0          0
    Amortization of deferred
     compensation                                  0            0          0
    Net loss                                (340,759)           0          0

    Balance October 31, 1995             (11,517,144)           0          0

    Stock issued (rescinded)
     under various discretionary
     arrangements (Note 4)                         0            0          0
    Stock issued to Tax Deferred
     Savings Plan and Trust (Note 5)               0            0          0
    Stock issued under Stock
     Option Plans (Note 4)                         0            0          0
    Net income                             5,012,067            0          0
    Purchase of treasury stock                     0        6,000    (33,000)

    Balance October 31, 1996              (6,505,077)       6,000    (33,000)

    Stock issued under Stock
     Option Plans (Note 4)                         0            0          0
    Amortization of deferred
     compensation                                  0            0          0
    Net income                             7,243,216            0          0
    Cash dividends paid                     (553,672)           0          0
    Purchase of treasury stock                     0      157,625   (918,188)
    Retirement of treasury stock                   0     (163,625)   951,188
    Tax benefit from exercise of
     stock options                                 0            0          0

    Balance October 31, 1997             $   184,467            0   $      0

         The accompanying notes are an integral part of these statements.



    Collins Industries, Inc. and Subsidiaries
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    For the three years ended October 31, 1997

    (1)  Summary of Significant Accounting Policies

    (a) Consolidation and Operations - The consolidated financial statements include the accounts of Collins Industries, Inc. (the Company) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation

    The Company primarily operates in the Specialty Vehicle Manufacturing segment and related vehicle accessories. Manufacturing activies are carried on solely in the United States. However, the Company does market its products in other countries. Revenues derived from export sales to unaffiliated customers were less than 10% of consolidated sales in fiscal 1997, 1996 and 1995.

    (b) Cash and cash management - Cash includes checking accounts and funds invested in overnight and other short-term, interest-bearing accounts.

    The Company maintains controlled disbursement accounts with its lead bank under an arrangement whereby all cash receipts and checks are centralized and presented to the bank daily. All deposits are applied directly against the Company's revolving credit line and all checks presented for payment in the controlled disbursement accounts are funded through borrow-ings under the Company's revolving credit facility. At October 31, 1997 and 1996 accounts payable included outstanding checks drawn on controlled disbursement accounts of $2,082,355 and $1,698,208, respectively.

    (c) Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. Major classes of inventories which include material, labor, and manufacturing overhead required in production of Company products consisted of the following as of October 31, 1997 and 1996:

                                        1997             1996
    Chassis                         $ 7,675,115     $ 6,466,570
    Raw materials & components        8,673,308       8,867,477
    Work-in-process                   4,173,173       3,061,276
    Finished goods                    5,164,426       5,219,836
                                    $25,686,022     $23,615,159

    (d) Depreciation and Maintenance - Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives of property are as follows:

    Land improvements               10 to 20 years
    Buildings and improvements      10 to 30 years
    Machinery and equipment          3 to 15 years
    Office furniture and fixtures    3 to 10 years

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

    (f) Earnings Per Share - The computation of earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of stock options.

    The weighted average number of shares used to calculate earnings per share was 7,806,373 in 1997, 7,621,403 in 1996 and 7,240,926 in 1995.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The new standard simplifies the computation of earnings per share (EPS) and increases the comparability to international standards. Under SFAS No. 128 primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

    SFAS No. 128 is effective for periods ending after December 15, 1997 and does not allow for early adoption. Upon adoption, all prior-period EPS information (including interim EPS) is required to be restated. Pro forma EPS, under SFAS No. 128 for each of the three years ended October 31, 1997 is as follows:

                      1997     1996    1995
    Basic EPS        $  .99   $  .69  $(.05)
    Diluted EPS      $  .93   $  .65  $(.05)

    (g) Cost of Sales - Cost of sales for the year ended October 31, 1997 has been reduced by the $1.2 million gain from the sale of the Company's UVL" product line which was completed in May, 1997.

    (h) Reclassification - Certain amounts in the prior year financial statements have been reclassified to conform with the 1997 presentation.




    (2)  Long-term Debt and Capitalized Leases

    Long-term debt and capitalized leases at October 31, 1997 and 1996 consist of the following:
                                             1997            1996
    Bank credit facility:
      Revolving credit borrowings         $4,780,277     $ 6,360,948

      Term Loan A                          3,474,167       5,321,667

    10.75%, Term loan from
      insurance company                      662,500         788,342


    Capitalized leases:
      City of Hutchinson, Kansas,
        8.25% to 8.5%, due in 1998           164,891         430,441

      City of South Hutchinson,
        Kansas, 11%.  Annual
        principal and sinking fund
        payments are approximately
        $200,000 in 1998 and
        $175,000 in 1999                    375,000          540,160

    8.75%, subordinated debentures                0        1,102,294

                                          9,456,835       14,543,852

    Less - current maturities             1,094,948        1,125,842

                                         $8,361,887      $13,418,010

    The Company has a Loan Agreement with NationsBank of Georgia, N.A., Atlanta, Georgia (the "Bank") for a revolving credit facility of $25.0 million and a long-term credit facility of $8.05 million.

    The credit facility is collateralized by receivables, inventories, equipment and certain real property. Under the terms of the Agreement, the Company is required to maintain certain financial ratios and other financial conditions. The Agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. At October 31, 1997 and 1996 the Company was in compliance with all loan covenants.

    The revolving credit facility requires payment of interest (only) at 1% over the Bank's prime rate which was 8.50% at October 31, 1997. The revolving credit facility also provides for a maximum of $3.0 million in letters of credit, of which $1.5 million was outstanding at October 31, 1997. The total amount of unused revolving credit available to the Company at October 31, 1997 was $9.1 million.

    The long-term facility includes a $6.2 million term loan which is payable in monthly installments of $49,167 plus interest at 1% over the Bank's prime rate. Term Loan A matures upon the expiration of the Agreement in November, 1998.

    On September 30, 1991, a $1,250,000 10-year loan with a fixed interest rate of 10.75% was obtained from an insurance company to refinance existing manufacturing facilities. The note matures in 2001 and is secured by the facilities which it finances. Interest and principal are payable in equal monthly installments of $17,042. At October 31, 1997, the facilities had a net book value of $1,209,000.

    Certain of the Company's manufacturing facilities were financed from the proceeds of industrial revenue bonds. Lease purchase agreements with the respective cities provide that the Company may purchase the manufacturing facilities at any time during the lease terms by paying the outstanding principal amount of the bonds plus a nominal amount.

    In fiscal 1996, the Company deposited approximately $1,023,000 in cash and U.S. Government securities into an irrevocable trust to complete an in-substance defeasance of the Company's 1989 Industrial Revenue Bonds with the City of Newton, Kansas. The transaction did not result in any material gain or loss. At October 31, 1997 the principal balance of the defeased debt was approximately $805,000.

    At October 31, 1997, the net book value of manufacturing facilities subject to these lease purchase agreements was approximately $2,306,000.

    In May, 1997, the Company retired at par value $1,102,294 in 8.75% subordinated debentures which were due in 2000.

    The extraordinary items of $420,444 ($.06 per share) for the year ended October 31, 1995 resulted from the retirement of certain subordinated debentures prior to their maturity.

    The carrying amount of the Company's long-term obligations does not differ materially from fair value based on current market rates available to the Company.

    The aggregate maturities of capitalized leases and long-term debt for the years subsequent to October 31, 1997 are as follows:

          1998         $1,094,948
          1999          7,995,321
          2000            173,485
          2001            193,081

    (3)  Income Taxes

    The provision for income taxes for the year ended October 31, 1997 includes current income tax expense of $1,954,000 and deferred income tax benefits of $354,000.

    There was no current or deferred tax expense for the years ended October 31, 1996 and 1995. The Company utilized net operating loss carryforwards in 1997, 1996 and 1995. The benefits of temporary differences were not recorded prior to 1997.

    The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes were recognized in 1997. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating
    loss carryforward period.   The  income  tax  effect  of  temporary
    differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

                                        1997           1996
    Deferred tax assets:
      Self-insurance reserves       $  106,000      $   292,000
      Vacation                         153,000          158,000
      Warranty                          88,000          130,000
      Doubtful accounts                 15,000           38,000
      Inventories                      349,000          212,000
      Subordinated debentures                0          420,000
      Amortization                     189,000           74,000
      Revenue recognition               80,000          121,000
      Federal tax operating loss
        and general tax
        credit carryforwards                 0        1,233,000
      Other                             58,000           48,000
                                     1,038,000        2,726,000

    Deferred tax liabilities:
      Depreciation                    (684,000)        (708,000)
      Valuation allowance                    0       (2,018,000)
         Net deferred tax assets    $  354,000      $         0

    A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the three years during the period ended October 31, 1997 follows

                                         1997         1996        1995
    Statutory federal income
     tax rate                             34%          34%        (34%)
    Increase (decrease) in taxes
     resulting from:
      State tax, net of federal
       benefit                             4            4           0
      Increase in (utilization) of
       net operating loss
       carryforwards                     (14)         (38)         34
      Decrease in tax asset
       valuation allowance                (9)           0           0
      Other                                3            0           0
    Effective tax rate                    18%           0%          0%



    (4)  Capital Stock

    Common Stock - During fiscal 1996 and 1995, the Company awarded 20,500 and 110,000 shares, respectively, of unregistered common stock to senior management which was treated as compensation. During fiscal 1996, 75,000 shares awarded in fiscal 1995 were rescinded.

    Warrants which were issued in connection with the 10.5% subordinated debentures (retired in fiscal 1992) are exercisable until February 28, 1998. There are 479,999 warrants outstanding and each warrant may be used to purchase 1.25 shares of common stock. The exercise price of $9.75 per warrant will be payable in cash. The warrants are redeemable by the Company at $3.00 per warrant at any time if the closing price for the Company's common stock has been at least 150% of the then prevailing exercise price of the warrants for 20 of 30 consecutive trading days.

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

    Stock-Based Compensation Plans - The Company has two shareholder-approved stock plans, the 1997 Omnibus Incentive Plan (the "1997 Plan") and 1995 Stock Option Plan (the "1995 Plan"). Under the 1997 Plan, directors, officers and key employees may be granted stock options and other stock-based awards. A total of 2,000,000 shares may be granted under the 1997 Plan. At October 31, 1997, options for 502,500 shares were outstanding under the 1997 Plan.

    Under the 1995 Plan, a total of 1,000,000 shares of the Company's common stock were available for grant to officers, directors and key employees. As of October 31, 1997, all of these shares had been granted and options for 569,400 shares were outstanding under the 1995 Plan.

    Under both plans, the exercise price of all options granted through October 31, 1997 equaled the stock's market price on the date of grant and fully vest six months after the date of grant. The expiration dates of the options range from 5 to 10 years. Options outstanding at October 31, 1997 had a weighted average contractual life of eight years, five months and exercise prices ranged from $1.75 to $7.56.

    A summary of the Company's two stock option plans at October 31, 1997, 1996 and 1995 and changes during the years then ended are presented in the table following:

                                1997           1996           1995
                                 Per                Per                Per
                      Shares Share (a) Shares Share (a) Shares Share (a) Outstanding
    at beginning
    of year          814,500    $1.89   745,000    $1.80   600,000    $1.77

    Granted          677,300     4.55   147,000     2.27   180,000     1.92

    Exercised       (411,400)    1.84   (10,000)    1.88         0        0

    Forfeited         (8,000)    4.81   (67,500)    1.86   (35,000)    1.75

    Outstanding
    at end of
    year           1,072,400    $3.57   814,500    $1.89   745,000    $1.80

    Exercisable
    at end of
    year           1,069,900    $3.56   797,000    $1.82   740,000    $1.80

    Weighted
    average
    fair value
    of options                  $1.50               $.81               $.78

    (a) Weighted average exercise price per share.

    The fair value of each option grant is estimated using the Black-Scholes option pricing model with the following assumptions used for grants in 1997, 1996 and 1995 respectively: risk free interest rate of 6.76% for the 1997 Plan options and a range from 5.36% to 7.37% for the 1995 Plan options; expected dividend yield of 1.5%; expected life of four years; and expected volatility of 50.5%.

    The Company applies Accounting Principles Board Opinion No. 25, accounting for Stock Issued to Employees, in accounting for its Plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock awards, which was not significant.

    Had compensation cost for the Company's stock options been determined consistent with the methodology prescribed under FASB Statement No. 123, Accounting for Stock-Based Compensation, the CompanyOs net income (loss) and income (loss) per share would have been reduced to the following pro forma amounts:

                                   1997           1996           1995
    Net income (loss)
      As reported              $7,243,216      $5,012,067      $(340,759)
      Pro forma                 6,993,318       4,940,057       (386,609)

    Earnings (loss)
     per share
      As reported                    $.93            $.66          $(.05)
      Pro forma                       .90             .65           (.05)

    Because the FASB Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    (5) Tax Deferred Savings Plan and Trust

    In 1985 the Company made available to all eligible employees the opportunity to participate in the Company's Tax Deferred Savings Plan and Trust. The Company provides a 50% matching contribution in the form of unregistered common stock of the Company on the eligible amount invested by participants in the plan to purchase common stock of the Company. The Company's contribution to this plan was $71,130 in 1997, $74,858 in 1996 and $86,365 in 1995. This plan held 405,325 shares of the Company's common stock at October 31, 1997 and 458,588 shares at October 31, 1996.

    (6)  Commitments and Contingencies

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

    Under these agreements, the Company's repurchase obligation is limited to vehicles which are in new condition and as to which the dealer still holds title. At October 31, 1997, the Company had repurchase agreements covering units with an aggregate invoice cost of approximately $814,000.

    The risk of loss under the agreements is limited to the risk that market prices for these products may decline between the time of delivery to the dealer and time of repurchase by the Company. The risk is spread over numerous dealers and the Company has not incurred significant losses under these agreements. The Company also has repurchase agreements for a limited number of used vehicles. In the opinion of management, any future losses under these agreements will not have a material adverse effect on the Company's financial position or results of operations.

    (c) Letters of Credit - The Company has outstanding letters of credit as more fully described in Note 2.

    (d) Operating Leases - The Company has operating leases principally for certain vehicles and equipment. Future lease payments required under these operating leases are not material.

    Operating lease expense was $184,813 in 1997, $222,542 in 1996 and $167,178 in 1995.

    (e) Litigation - At October 31, 1997 the Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position or results of operations.

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

    (7)  Subsequent Event

    In November 1997, the Company entered into a capitalized lease agreement with the City of South Hutchinson, Kansas for the issuance of $3.5 million of 1997 Industrial Revenue Bonds. The Bonds will bear interest at annual rates ranging from 4.75% to 5.80% and will mature serially over a period of ten years. The Bonds will be callable at par on February 1, 2003. The net proceeds will be used to construct and equip an addition to the Company's bus manufacturing facilities.



    Report of Independent Public Accountants


    To the Board of Directors and
    Shareholders of Collins Industries, Inc.

    We have audited the accompanying consolidated balance sheets of Collins Industries, Inc. (a Missouri corporation) and Subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Collins Industries, Inc. and Subsidiaries as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.

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

    ARTHUR ANDERSEN LLP



    Kansas City, Missouri
    November 25, 1997


    Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



    None



                                  PART III


    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to Directors and Executive Officers is contained in the section entitled "Management" in the Proxy Statement for the Annual Meeting of Shareholders to be held February 27, 1998, and is incorporated herein by reference.


    Item 11.  EXECUTIVE COMPENSATIONS

    Information with respect to executive compensation is contained in the section entitled "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 27, 1998, and is incorporated herein by reference.


    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 27, 1998.


    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None


                                     PART IV

    Item 14.  EXHIBITS FINANCIAL STATEMENT SCHEDULES, REPORTS
              ON FORM 8-K

              (a)  The following documents are filed as a part of this
                   Report:

                   (1)  Financial Statements:

                        All financial statements and notes thereto as set forth under Item 8 of this Report on Form 10-K:

                        Report of Independent Public Accountants

                        Consolidated Statements of Income for
                        the Three Years Ended October 31, 1997

                        Consolidated Statements of Shareholders' Investments for Three Years Ended October 31, 1997

                        Consolidated Statements of Cash Flows for the Three Years Ended October 31, 1997

                        Consolidated Balance Sheets--October 31, 1997
                        and 1996


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
                        Registrant (included as Exhibit 3.3(c) of the Company's Amendment No. 1 to Form S-1, No 33-48323 and incorporated herein by reference).

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
                        Registrant and First Interstate Bank of Texas, N.A., dated February 12, 1992 (included as Exhibit
                        4.5 of the Company's Registration Statement on
                        Form S-1, No 33-48303 and incorporated herein by reference).

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
                        of April 25, 1995 (included as Exhibit 4 to
                        Form 8-A/A filed with the SEC as of May 8, 1995.

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
                        the Registrant and city of Hutchinson, Kansas (included as Exhibit 10.2 to the Company's Registration Statement on Form S-1, No 2-81977 and incorporated herein by reference).

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
                        facility dated May 9, 1995 between Registrant and NationsBank of Georgia, N.A. (Incorporated herein by reference to Exhibit 10.14 to Registrant's Report on Form 10-Q for the fiscal period ended July 31, 1995.)

       Exhibit Number   Document

          21.1       -  The following are the names and jurisdiction of
                        incorporation of the subsidiaries of the Company:

                                                            Jurisdiction
                        Names                             of Incorporation
                        Collins Bus Corporation                 Kansas
                        Capacity of Texas, Inc.                  Texas
                        Wheeled Coach Industries, Inc.          Florida
                        Collins Ambulance Corporation           Kansas
                        Collins Financial Services, Inc.        Kansas
                        Global Captive Casualty
                          and Surety Company                    Kansas
                        Mobile-Tech Corporation                 Kansas
                        World Trans, Inc.                       Kansas

          27.0       -  EDGAR Financial Data Schedule

           (b) Reports on Form 8-K

               There were no reports filed on Form 8-K by the Company during the fourth quarter ended October 31, 1997.




                  COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                Balance                              Balance
                                   at      Charged     Deductions      at
                               Beginning      to          From       End of
                               of Period    Income       Reserve     Period

                                                 (In 000s)

     ALLOWANCE FOR DOUBTFUL
       ACCOUNTS:

       For the year ended
        October 31, 1997         $  98     $  47          $ 106       $  39

       For the year ended
        October 31, 1996         $  81     $  54          $  38       $  98

       For the year ended
        October 31, 1995         $  95     $  51          $  64       $  82





                                    SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COLLINS INDUSTRIES, INC.

                        By            /s/Don L. Collins
                                      Don L. Collins, Chairman
                                      and Chief Executive Officer

       Dated:    January 29, 1998
                        By            /s/ Larry W. Sayre
                                      Larry W. Sayre, Vice President
                                      Finance and Chief Financial Officer
                                      (Principal Accounting Officer)


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in their capacities as Directors of the Registrant, and on the dates indicated.



       Dated:   January 29, 1998      /s/ Don L. Collins
                                      Don L. Collins


       Dated:   January 29, 1998      /s/Donald Lynn Collins
                                      Donald Lynn Collins


       Dated:   January 29, 1998      /s/ Lewis W. Ediger
                                      Lewis W. Ediger

       Dated:   January 29, 1998      /s/ Arch G. Gothard
                                      Arch G. Gothard

       Dated:   January 29, 1998      /s/ Robert E. Lind
                                      Robert E. Lind

       Dated:   January 29, 1998      /s/ Don S. Peters
                                      Don S. Peters