Form 10-Q
period 1998-01-31
COLLINS INDUSTRIES INC
filed 1998-03-05
CIK 21759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549



                                    FORM 10-Q



    (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended:  January 31, 1998

                                   OR

    [    ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _________ to ___________

    Commission file number
       0-12619

    Collins Industries, Inc.
    (Exact name of registrant as specified in its charter)

    Missouri
    (State of other jurisdiction of incorporation)

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



                                Yes  X    No





                  APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




    Common Stock, $.10 par value                       7,582,181
               Class                       Outstanding at February 25, 1998


                COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

                                FORM 10-Q
                            JANUARY 31, 1998

                                  INDEX

    PART I.   FINANCIAL INFORMATION                                PAGE NO

         Item 1.  Financial Statements:

              Consolidated Condensed Balance Sheets
                   January 31, 1998 and October 31, l997              3

              Consolidated Condensed Statements of Income -
                   Three Months Ended January 31, 1998 and 1997       4

              Consolidated Condensed Statements of Cash Flow -
                   Three Months Ended January 31, 1998 and 1997       5

              Notes to Consolidated Condensed Financial Statements    6

          Item 2.

              Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                8


    PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                   11


    SIGNATURES                                                        12

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                Collins Industries, Inc. and Subsidiaries
                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                            January,31           October,31
                                               1998                  1997
                                           (Unaudited)
    ASSETS
    Current Assets:
       Cash                                $   511,839          $   189,152
       Receivables, trade & other, net       8,247,787            6,745,973
       Inventories, lower of cost (FIFO)    24,303,230           25,686,022
       Prepaid expenses and other current      773,265            1,380,998
       assets
          Total current assets              33,836,121           34,002,145


    Property and equipment, at cost         33,820,586           32,232,490
      Less:  accumulated depreciation       20,121,283           19,800,671
      Net property and equipment            13,699,303           12,431,819
    Other assets                               954,447              729,166
          Total assets                     $48,489,871          $47,163,130


    LIABILITIES & SHAREHOLDERS' INVESTMENT
    Current liabilities:
       Current maturities of long-term
       debt & capitalized leases            $1,040,819           $1,094,948
       Accounts payable                     11,788,600           14,200,975
       Accrued expenses                      3,043,942            3,663,382
          Total current liabilities         15,873,361           18,959,305

    Long-term debt and capitalized lease    13,388,645            8,361,887


    Shareholders' investment:
       Common stock                            757,138              738,568
       Paid-in capital                      18,857,962           18,918,903
       Retained earnings (deficit)            (387,235)             184,467
          Total shareholders' investment    19,227,865           19,841,938
          Total liabilities & shareholder's $48,489,871          $47,163,130
          investment


    (See accompanying notes)



                Collins Industries, Inc. and Subsidiaries
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              (Unaudited)


                                                   Three Months Ended
                                                       January 31,

                                                   1998             1997


    Sales                                      $38,480,622       $35,280,611
    Cost of sales                               33,435,940        30,214,276
       Gross profit                              5,044,682         5,066,335

    Selling, general and administrative
    expenses                                     3,820,458         3,705,519

      Income from operations                     1,224,224         1,360,816

    Other income (expense):
      Interest, net                               (386,629)         (464,300)
      Other, net                                    80,229           116,392
                                                  (306,400)         (347,908)

      Income before income taxes                   917,824         1,012,908

    Provision for income taxes                     320,000                 0

       Net income                               $  597,824       $ 1,012,908

    Earnings  per share:
       Basic                                    $      .08       $      0.14
       Diluted                                  $      .08       $      0.13


    Weighted average  common and common
    equivalent shares outstanding
        Basic                                    7,452,847         7,303,657
        Diluted                                  7,903,702         7,769,171


    (See accompanying notes)
                Collins Industries, Inc. and Subsidiaries
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                               (Unaudited)

                                                    Three Months Ended
                                                        January 31,

                                                   1998            1997

    Cash flow from operations:
       Cash received from customers            $36,978,808       $37,210,954
       Cash paid to suppliers and employees    (38,164,207)      (37,114,198)
       Interest paid                              (347,935)         (600,058)

         Cash used in operations                (1,533,334)         (503,302)

    Cash flow from investing activities:
       Capital expenditures                     (1,588,096)         (313,578)
       Other,net                                  (316,616)           (3,458)

         Cash used in investing activities      (1,904,712)         (317,036)


     Cash flow from financing activities:
       Net increase in other borrowings          5,261,678         1,579,831
       Principal payments of long-term debt
       and capitalized leases                     (289,049)         (294,402)
       Proceeds from exercise of stock options      65,629            60,325
       Acquisition and retirement of
       treasury stock                             (108,000)         (538,200)
       Payment of dividends                     (1,169,525)                0

         Cash provided by financing activities   3,760,733           807,554

    Net increase (decrease) in cash                 322,687          (12,784)

    Cash at beginning of period                     189,152          255,405

    Cash at end of period                       $   511,839      $   242,621


    Reconciliation of net income to net cash used in operations:

       Net income                               $   597,824      $ 1,012,908
       Depreciation and amortization                411,946          427,954
       Decrease (increase) in receivables        (1,501,814)       1,930,343
       Decrease (increase) in inventories         1,382,792       (1,343,083)
       Decrease (increase) in prepaid expenses
       and other current asset                      607,733         (299,446)
       Decrease in accounts payable and
       accrued expenses                          (3,031,815)      (2,231,978)

    Cash used in operations                     $(1,533,334)     $  (503,302)


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

    In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position at January 31, 1998 and October 31, 1997 and results of its operations and its cash flows for the three months ended January 31, 1998 and 1997.

    The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three months ended January 31, 1998 be read in conjunction with the Company's Annual Report for the year ended October 31, 1997.

    (2)  Inventories

    Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

    Major classes of inventories as of January 31, 1998 and October 31, 1997, consisted of the following:

                                      January 31,         October 31,
                                        1998                 1997

     Chassis                        $  6,692,530        $  7,675,115
     Raw materials & components        9,742,770           8,673,308
     Work in process                   3,652,821           4,173,173
     Finished goods                    4,215,109           5,164,426
                                     $24,303,230         $25,686,022

    (3)  Earnings per Share

    The computation of earnings per share is based on the weighted average number of outstanding common shares during the period plus common stock equivalents consisting of certain shares subject to stock options.

    (4)  Contingencies and Litigation

    At January 31, 1998 the Company had contingencies and litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position.

    (5)  Income Taxes

    The provision for income taxes for three months ended January 31, 1998 is calculated at statutory rates. The Company had no income tax expense for the three months ended January 31, 1997 due to the utilization of net operating loss carryforwards and general business tax credits.


    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations

    RESULTS OF OPERATIONS:

    Net Sales

    Sales for the quarter ended January 31, 1998 were $38.5 million or 9% higher than the $35.3 million in net sales for the quarter ended January 31, 1997. This increase was principally due to higher sales of bus products.

    The Company's consolidated sales backlog at January 31, 1998 was $44.4 million compared to $45.5 million at October 31, 1997 and $43.3 at January 31, 1997.

    Cost of Sales

    The Company's cost of sales for the quarter ended January 31, 1998 was $33.4 million or 86.9% of sales compared to $30.2 million or 85.6% of sales for the quarter ended January 31, 1997. The percentage increase was principally due to higher sales incentives on closing out 1997 models in the first quarter of fiscal 1998 over that of the same period last year.

    Selling, General & Administrative Expenses

    Changes in selling, general & administrative expenses between the quarters ended January 31, 1998 and 1997 were not material.

    Other Income (Expense)

    Interest expense decreased principally as a result of the Company's overall reduction of its outstanding interest-bearing debt.

    Income Taxes

    The Company's income tax expense of $.3 million ($.04 per share) for the quarter ended January 31, 1998 is calculated based on statutory income tax rates. The Company had no income tax expense  for  the  quarter ended January  31,  1997  due  to  the utilization of net operating loss carryforwards and general business tax credits. All carryforwards of net operating losses and tax credits were utilized in the fiscal year ended October 31, 1997. Accordingly, the Company expects future income tax provisions to be based on statutory income tax rates.

    Net Earnings

    The Company's net earnings were $.6 million ($.08 per share) for the quarter ended January 31, 1998 compared to $1.0 million
    ($.14 per share) for the quarter ended January 31, 1997. The decrease in the Company's net earnings was principally attributable to income tax expense for the quarter ended January 31, 1998.

    LIQUIDITY AND CAPITAL RESOURCES:

    The  Company  used  existing credit lines,  internally  generated
    funds   and  supplier  financing  and  financing  from   issuance of
    Industrial Revenue Bonds to fund its operations and capital expenditures for the quarter ended January 31, 1998.

    Cash used in operations was $1.5 million for the quarter ended January 31, 1998 compared to $.5 million for quarter ended
    January 31, 1997. Cash used in operations principally resulted from the Company's reductions of accounts payable and accrued expenses during the quarter ended January 31, 1998.

    Cash used in investing activities was $1.9 million for the quarter ended January 31, 1998 compared to $.3 million for the quarter ended January 31, 1997. The increase was principally due to higher capital expenditures for the expansion of the Company's bus manufacturing facilities.

    Cash flow provided by financing activities was $3.8 million for the quarter ended January 31, 1998 compared to $.8 million for the quarter ended January 31, 1997. This change principally resulted from increases in borrowings in the quarter ended January 31, 1998. This increase was partially offset by the payments of two cash dividends totaling $1.2 million. The Company paid a regular quarterly cash dividend of $.025 per share in December, 1997 and paid a special cash dividend of $.13 per share in January, 1998.

    The Company believes that its cash flows from operations and bank credit lines will be sufficient to satisfy its future working capital and capital expenditure requirements.

    In December, 1997 the Company entered into a capitalized lease agreement with the City of South Hutchinson, Kansas for the issuance of $3.5 million of 1997 Industrial Revenue Bonds. The Bonds bear interest at rates ranging from 4.75% to 5.80% and mature serially over a period of ten years. The proceeds of the Bonds will be used to construct and equip an addition to the Company's bus manufacturing facilities. As of January 31, 1998, unused net proceeds from the Bonds were $2.5 million. Except as previously noted, at January 31, 1998 there were no other significant or unusual contractual commitments or capital expenditure commitments.

    SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Except for the historical information contained herein, certain matters discussed in this Form 10-Q are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations,
    markets,   products,  services,  prices  and  other  factors.


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

    Item 4 - Submission of Matters to a Vote of Security-Holders
         Not applicable

    Item 5 - Other Information
         Not applicable

    Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits:
                   27.0 - EDGAR Financial Data Schedule

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended January 31, 1998.



                              SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COLLINS INDUSTRIES, INC.
                                  (REGISTRANT)





    DATE     March 5, 1998        /s/ Larry W. Sayre
                                  LARRY W. SAYRE
                                  VICE PRESIDENT - FINANCE AND
                                  CHIEF FINANCIAL OFFICER
                                  (Principal Accounting Officer)