Form 10-Q
period 1998-04-30
COLLINS INDUSTRIES INC
filed 1998-06-10
CIK 21759

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549



                                FORM 10-Q



    (Mark One)
    [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended:  April 30, 1998

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


                              Yes  X   No

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    Common Stock, $.10 par value                      7,529,281
          Class                            Outstanding at May 29, 1998


                COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

                                FORM 10-Q
                             April 30, 1998

                                  INDEX

    PART I.   FINANCIAL INFORMATION                               PAGE NO

          Item 1.  Financial Statements:

              Consolidated Condensed Balance Sheets
                   April 30, 1998 and October 31, l997               3

              Consolidated Condensed Statements of Income -
                   Three and Six Months Ended April 30, 1998
                    and 1997                                         4

              Consolidated Condensed Statements of Cash Flow -
                   Six Months Ended April 30, 1998 and 1997          5

              Notes to Consolidated Condensed Financial Statements   6

          Item 2.

              Management's Discussion and Analysis of Financial
                   Condition and Results of Operations               8


    PART II.  OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K             11


    SIGNATURES                                                      13

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                Collins Industries, Inc. and Subsidiaries
                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                             April 30,      October 31,
                                               1998            1997
                                            (Unaudited)
    ASSETS
    Current Assets:
       Cash                                 $   159,327    $   189,152
       Receivables, trade & other, net        6,815,449      6,745,973
       Inventories, lower of cost (FIFO)
        or market (Note 2)                   26,296,581     25,686,022
       Prepaid expenses and other current
        assets                                  549,949      1,380,998
            Total current assets             33,821,306     34,002,145

    Property and equipment, at cost          35,303,393     32,232,490
       Less:  accumulated depreciation       20,383,685     19,800,671
       Net property and equipment            14,919,708     12,431,819
    Other assets                                684,987        729,166
       Total Assets                         $49,426,001    $47,163,130


    LIABILITIES & SHAREHOLDERS' INVESTMENT
    Current liabilities:
       Current maturities of long-term
        debt & capitalized leases           $ 1,160,368    $ 1,094,948
       Accounts payable                      13,514,359     14,200,975
       Accrued expenses                       4,151,441      3,663,382
        Total current liabilities            18,826,168     18,959,305

    Long-term debt and capitalized leases    10,779,007      8,361,887

    Shareholders' investment:
       Common stock                             753,218        738,568
       Paid-in capital                       18,524,519     18,918,903
       Retained earnings                        543,089        184,467
         Total shareholders' investment      19,820,826     19,841,938
         Total liabilities &
          shareholders'investment           $49,426,001    $47,163,130

    (See accompanying notes)

                Collins Industries, Inc. and Subsidiaries
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (Unaudited)

                         Three Months Ended           Six Months Ended
                               April 30,                  April 30,
                         1998          1997           1998         1997

    Sales              $38,332,942  $41,412,125    $76,813,564   $76,692,736
    Cost of Sales       32,473,612   34,401,598     65,909,552    64,615,874
      Gross profit       5,859,330    7,010,527     10,904,012    12,076,862

    Selling, general
     and administrative
     expenses            3,914,767    3,779,880      7,735,225     7,485,399

      Income from
       operations        1,944,563    3,230,647      3,168,787     4,491,463

    Other income (expense):
      Interest expense    (341,551)    (448,034)      (728,180)     (912,334)
      Other, net           120,948       53,040        201,177       169,432
                          (220,603)    (394,994)      (527,003)     (742,902)
    Income before provision
      for income taxes   1,723,960    2,835,653      2,641,784     3,848,561

    Provision for income
      taxes                604,000      800,000        924,000       800,000

    Net income         $ 1,119,960  $ 2,035,653    $ 1,717,784   $ 3,048,561

    Earnings Per Share (Note 3):
      Basic            $       .15  $       .28    $       .23   $       .42
      Diluted          $       .14  $       .26    $       .22   $       .39

    Dividends per
     share             $      .025  $      .025    $      .180   $      .025

    Weighted average common
    and common equivilent shares
    outstanding:
      Basic              7,560,060    7,382,809      7,505,898     7,343,233
      Diluted            7,742,633    7,685,554      7,768,438     7,727,362

    (See accompanying notes)

                Collins Industries, Inc. and Subsidiaries
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                               (Unaudited)

                                                 Six Months Ended
                                                    April 30,
                                                1998          1997
    Cash flow from operations:
      Cash received from customers           $76,744,088    $75,728,763
      Cash paid to suppliers and employees   (73,577,941)   (72,827,784)
      Interest paid                             (689,486)    (1,010,205)

        Cash provided by operations            2,476,661      1,890,774

    Cash flow from investing activities:
      Capital expenditures                    (3,144,067)      (546,288)
      Proceeds from sale of property and
       equipment                                 249,166         16,500
      Other, net                                (355,229)       (54,408)

        Cash used in investing activities     (3,295,615)      (584,196)

    Cash flow from financing activities:
      Net increase in other borrowings         3,829,563        (62,029)
      Principal payments of long-term debt
        and capitalized leases                (1,347,023)      (589,371)
      Proceeds from exercise of stock
        options                                   77,566         72,200
      Acquisition and retirement of
        treasury stock                          (457,300)      (538,200)
      Payment of dividends                    (1,359,162)       (184,664)

         Cash provided by (used in)
           financing activities                  743,644     (1,302,064)

    Net increase (decrease) in cash              (29,825)         4,514

    Cash at beginning of period                  189,152        255,405

    Cash at end of period                   $    159,327    $   259,919

    Reconciliation of net income to net cash provided by operations:

      Net income                            $ 1,717,784     $ 3,048,561
      Depreciation and amortization             851,905         878,175
      Increase in receivables                   (69,476)       (963,973)
      Increase in inventories                  (610,559)     (1,760,380)
      Decrease (increase) in prepaid
       expenses and other current assets        831,049        (249,345)
      Decrease (increase) accounts payable
       and accrued expenses                    (198,557)        948,445
      Gain on sale of property and
       equipment                                (45,485)        (10,709)

    Cash provided by operations             $ 2,476,661      $1,890,774

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

    In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position and results of operations for the three and six months ended April 30, 1998 and 1997, and the cash flows for the six months ended April 30, 1998 and 1997.

    The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three and six months ended April 30, 1998 be read in conjunction with the Company's Annual Report for the year ended October 31, 1997.

    (2)  Inventories

    Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

    Major classes of inventories as of April 30, 1998 and October 31, 1997, consisted of the following:

                                  April 30, 1998    October 31, 1997

      Chassis                      $ 8,297,674         $ 7,675,115
      Raw materials & components     9,413,671           8,673,308
      Work in process                3,715,222           4,173,173
      Finished goods                 4,870,014           5,164,426
                                   $26,296,581         $25,686,022

    (3)  Earnings per Share

    In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per Share (EPS), which requires the reporting of basic and diluted earnings per share. The Company adopted Statement 128 in the first quarter of 1998 as required. Earnings per share and weighted average shares outstanding for all periods presented have been restated to conform to Statement
    128. Basic earnings per share excludes any dilutive effects of stock options and is computed by dividing net income by the weighted average shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The effect of dilutive stock options on weighted average shares outstanding was 182,573 and 302,745 for the quarters ended April 30, 1998 and 1997, respectively. The effect of dilutive stock options on weighted average shares outstanding was 262,540 and 384,129 for the six months ended April 30, 1998 and 1997, respectively.

    Options to purchase 2,500 shares of common stock at an exercise price of $7.56 and 684,300 shares of common stock at exercise prices ranging from $4.25 to $6.00 were outstanding during the quarter ended April 30 of 1998 and 1997, respectively. Accordingly, these were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of common shares.

    Options to purchase 2,500 shares of common stock at an exercise price of $7.56 and 421,400 shares of common stock at exercise prices ranging from $4.25 to $6.00 were outstanding during the six months ended April 30 of 1998 and 1997, respectively. Accordingly, these were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of common shares.

    (4)  Contingencies and Litigation

    At April 30, 1998 the Company had contingencies and litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position.

    (5) Income Taxes

    The provision for income taxes for three and six months ended April 30, 1998 is calculated at statutory rates. The Company's income tax expense for the three and six months ended April 30, 1997 was less than statutory rates due to the impact of the utilization of net operating loss carryforwards and general business tax credits.

    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations

    RESULTS OF OPERATIONS:

    Net Sales

    Sales for the quarter ended April 30, 1998, decreased 7.4% from the same period in fiscal 1997. This decrease was principally due to lower sales of ambulances, partially offset by higher sales of bus products.

    The Company's consolidated sales backlog at April 30, 1998 was $44.3 million compared to $45.5 million at October 31, 1997 and $46.9 million at April 30, 1997.

    Cost of Sales

    Cost of sales for the quarter ended April 30, 1998 were 84.7% of sales compared to 83.1% for the same period in fiscal 1997. The percentage increase was principally due to program discounts and higher sales incentives on closing out 1997 models over that of the same period last year. The Company's cost of sales for the six months ended April 30, 1998 were 85.8% of sales compared to 84.3% of sales for the same period in fiscal 1997. Increases were principally due to the same reasons discussed above.

    Other Income (Expense)

    Interest expense decreased principally as a result of the Company's overall reduction of its outstanding interest-bearing debt.

    Income Taxes

    The Company's income tax expense for the quarter ended April 30, 1998 and 1997 were 35% and 28% of income before provisions for income taxes. For the quarter ended April 30, 1998, provisions for income taxes were calculated based on statutory income tax rates. For the quarter ended April 30, 1997, due to the utilization of net operating loss carryforwards and general business tax credits, the company calculated a provision of less than the statutory income tax rate. All carryforwards of net operating losses and tax credits were utilized in the fiscal year ended October 31, 1997. Accordingly, the Company expects future income tax provisions to be based on statutory income tax rates.

    The Company's income tax expense for the six months ended April 30, 1998 and 1997 were 35% and 21% of income before provisions for income taxes. Differences between 1998 and 1997 provisions are principally due to the same reasons discussed in the immediately preceding paragraph.

    Net Income

    The Company's net income for the quarter ended April 30, 1998 was $1.1 million ($.15 per share-basic) compared to $2.0 million ($.28 per share-basic) for the same period in fiscal 1997. The decrease in the Company's net earnings was principally attributable to a decrease in ambulance sales. This decrease was partially offset by an increase in bus sales.

    The Company's net earnings were $1.7 million ($.23 per share-basic) for the six months ended April 30, 1998 compared to $3.0 million ($.42 per share-basic) for the six months ended April 30, 1997. The net income change is principally due to the same reasons discussed in the immediately preceding paragraph.


    LIQUIDITY AND CAPITAL RESOURCES:

    The Company used existing credit lines, internally generated funds and supplier financing and financing from issuance of Industrial Revenue Bonds to fund its operations and capital expenditures for the three and six months ended April 30, 1998.

    Cash provided by operations was $2.5 million for the six months ended April 30, 1998 compared to $1.9 million for the six months ended April 30, 1997. Cash provided by operations principally resulted from the Company's net income ($1.7 million), depreciation ($.9 million) and a decrease in prepaid expense ($.8 million) and was partially offset by increases in inventories ($.6 million), during the six months ended April 30, 1998.

    Cash used in investing activities was $3.3 million for the six months ended April 30, 1998 compared to $.6 million for the six months ended April 30, 1997. The increase was principally due to higher capital expenditures for the expansion of the Company's bus manufacturing facilities.

    Cash flow provided by financing activities was $.7 million for the six months ended April 30, 1998 compared to cash used in financing activities of $1.3 million for the six months ended April 30, 1997. This change principally resulted from increases in borrowing for the six months ended April 30, 1998. This increase was partially offset by the payment of three cash dividends totaling $1.4 million. The Company paid a regular quarterly cash dividend of $.025 per share in December, 1997 and March, 1998, and a special cash dividend of $.13 per share in January, 1998.

    The Company believes that its cash flows from operations and bank credit lines will be sufficient to satisfy its future working capital and capital expenditure requirements.

    In December 1997, the Company entered into a capitalized lease agreement with the City of South Hutchinson, Kansas for the issuance of $3.5 million of 1997 Industrial Revenue Bonds. The bonds bear interest at rates ranging from 4.75% to 5.80% and mature serially over a period of ten years. The proceeds of the bonds will be used to construct and equip an addition to the Company's bus manufacturing facilities. As of April 30, 1998, unused net proceeds from the bonds were $1.5 million. Except as previously noted, at April 30, 1998 there were no other significant or unusual contractual commitments or capital expenditure commitments.

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

    Item 4 - Submission of Matters to a Vote of Security-Holders
             Not applicable

    Item 5 - Other Information
             Not applicable

    Item 6 - Exhibits and Reports on Form 8-K

            (a)  Exhibits:
                       27.0 - EDGAR Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended April 30, 1998.

                              SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COLLINS INDUSTRIES, INC.
                                      (REGISTRANT)





    DATE     June 9, 1998             /s/ Larry W. Sayre
                                      LARRY W. SAYRE
                                      VICE PRESIDENT - FINANCE AND
                                      CHIEF FINANCIAL OFFICER
                                      (Principal Accounting Officer)