Form 10-Q
period 1998-07-31
COLLINS INDUSTRIES INC
filed 1998-09-14
CIK 21759

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549



                                FORM 10-Q

  (Mark One)
  [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended:  July 31, 1998

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

                                Yes  X   No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.10 par value                      7,478,381
          Class                        Outstanding at September 14, 1998

                   COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                                 July 31, 1998

                                    INDEX

  PART I.   FINANCIAL INFORMATION                                PAGE NO

      Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets
            July 31, 1998 and October 31, l997                       3

         Consolidated Condensed Statements of Income -
            Three and Nine Months Ended July 31, 1998 and 1997       4

         Consolidated Condensed Statements of Cash Flow
            Nine Months Ended July 31, 1998 and 1997                 5

         Notes to Consolidated Condensed Financial Statements        6

      Item 2.

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       9


  PART II.  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                     12


  SIGNATURES                                                        13


                   Collins Industries, Inc. and Subsidiaries
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                             July 31,         October 31,
                                              1998                1997
                                           (Unaudited)
  ASSETS
  Current Assets:
     Cash                                   $   151,273        $   189,152
     Receivables, trade & other, net          4,171,539          6,745,973
     Inventories, lower of cost (FIFO)
      or market (Note 2)                     27,137,502         25,686,022
     Prepaid expenses and other current
      assets                                    533,453          1,380,998
        Total current assets                 31,993,767         34,002,145

  Property and equipment, at cost            36,431,664         32,232,490
     Less:  accumulated depreciation         20,608,250         19,800,671
     Net property and equipment              15,823,414         12,431,819
  Other assets                                  699,325            729,166
        Total assets                        $48,516,506        $47,163,130

  LIABILITIES & SHAREHOLDERS' INVESTMENT
  Current liabilities:
     Current maturities of long-term
      debt & capitalized leases             $ 1,120,000        $ 1,094,948
     Accounts payable                        11,145,212         14,200,975
     Accrued expenses                         3,377,697          3,663,382
        Total current liabilities            15,642,909         18,959,305

  Long-term debt and capitalized leases      12,554,669          8,361,887

  Shareholders' investment:
     Common stock                               754,218           738,568
     Paid-in capital                         18,543,832        18,918,903
     Retained earnings                        1,235,268           184,467
     Treasury stock                            (214,390)               --
        Total shareholders' investment       20,318,928        19,841,938
        Total liabilities & shareholders'
         investment                         $48,516,506       $47,163,130

  (See accompanying notes)

                     Collins Industries, Inc. and Subsidiaries
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)

                          Three Months Ended         Nine Months Ended
                               July 31,                   July 31,
                          1998          1997         1998         1997

  Sales               $39,289,431  $42,202,842   $116,102,995  $118,895,578
  Cost of sales        33,549,606   34,226,943     99,459,158    98,842,817

    Gross profit        5,739,825    7,975,899     16,643,837    20,052,761

  Selling, general and
   administrative
   expenses             4,116,855    3,842,542     11,852,080    11,327,941

    Income from
     operations         1,622,970    4,133,357      4,791,757     8,724,820

  Other income
   (expense):
    Interest expense     (362,471)    (378,616)    (1,090,651)   (1,290,950)
    Other, net             96,236       18,101        297,413       187,533
                         (266,235)    (360,515)      (793,238)   (1,103,417)

  Income before provision
   for income taxes     1,356,735    3,772,842      3,998,519     7,621,403

  Provision for income
   taxes                  476,000       700,000     1,400,000     1,500,000

  Net income           $  880,735    $3,072,842    $2,598,519    $6,121,403

  Earnings per share
   (Note 6):
    Basic              $      .12    $      .42    $      .35    $      .83
    Diluted            $      .12    $      .40    $      .34    $      .80
  Dividends per share  $     .025    $     .025    $     .205    $     .050

  Weighted average and
   common equivilent shares
   outstanding:
    Basic               7,518,533     7,342,334     7,510,156     7,342,495
    Diluted             7,624,141     7,745,839     7,729,063     7,693,568

  (See accompanying notes)

                     Collins Industries, Inc. and Subsidiaries
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                     Nine Months Ended
                                                         July 31,
                                                    1998         1997
  Cash flow from operations:
    Cash received from customers               $118,677,429   $120,108,657
    Cash paid to suppliers and employees       (114,246,674)  (110,286,303)
    Interest paid                                (1,051,957)    (1,406,836)
    Income taxes paid                              (901,457)    (1,645,000)

        Cash provided by operations               2,477,341      6,770,518

  Cash flow from investing activities:
    Capital expenditures                         (4,657,208)    (1,055,140)
    Proceeds from sale of property and
     equipment                                      481,341         16,500
    Other, net                                     (435,658)       (82,141)

        Cash used in investing activities        (4,611,525)    (1,120,781)

  Cash flow from financing activities:
    Net increase (decrease) in other
     borrowings                                   6,196,375     (1,032,801)
    Principal payments of long-term debt
     and capitalized leases                      (1,978,541)    (3,216,153)
    Proceeds from exercise of stock
     options                                         97,878        118,450
    Acquisition and retirement of
     treasury stock                                (671,690)    (1,179,013)
    Payment of dividends                         (1,547,717)      (369,251)

        Cash provided by (used in)
         financing activities                     2,096,305     (5,678,768)

  Net decrease in cash                              (37,879)       (29,031)

  Cash at beginning of period                       189,152        255,405

  Cash at end of period                          $  151,273     $  226,374

  Reconciliation of net income to net cash provided by operations:

    Net income                                   $2,598,519     $6,121,403
    Depreciation and amortization                 1,322,051      1,358,014
    Decrease in receivables                       2,574,434      1,213,079
    Increase in inventories                      (1,451,480)    (2,240,268)
    Decrease (increase) in prepaid expenses
     and other current assets                       847,545        (25,252)
    Increase (decrease) in accounts payables
     and accrued expenses                        (3,341,448)       352,826
    Gain on sale of property and equipment          (72,280)        (9,284)

  Cash provided by operations                    $2,477,341      6,770,518

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

  In   the   opinion  of  management,  the  accompanying
  unaudited consolidated   condensed   financial   statements   contain
  all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position and results of operations for the three and nine months ended
  July 31, 1998 and 1997, and the cash flows for the nine months ended July 31, 1998 and 1997.

  The  Company  suggests that the unaudited Consolidated
  Condensed Financial Statements for the three and nine months ended July 31, 1998 be read in conjunction with the Company's
  Annual Report  for the year ended October 31, 1997.

  (2)  Inventories

  Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

  Major classes of inventories as of July 31, 1998 and October
  31, 1997, consisted of the following:

                                   July 31,           October 31,
                                     1998                1997

     Chassis                     $  8,524,001        $  7,675,115
     Raw materials & components     9,935,533           8,673,308
     Work in process                2,898,556           4,173,173
     Finished goods                 5,779,412           5,164,426
                                  $27,137,502         $25,686,022
  (3)  Loan Agreement

  On  July  31, 1998, the Company entered into a new Loan
  Agreement with   NationsBank  (the  "Bank")  for  a  $22.1
  million credit facility. The Agreement provides for a revolving credit facility of $17.0 million and a long-term credit facility of $5.1 million. The credit facilities bear interest based on a combination of Eurodollar and the Bank's prime rate. The proceeds of the new credit facility were used to repay bank loans incurred under its May 9, 1995, Loan Agreement.

  The  revolving  credit facility is collateralized by
  inventories and  receivables and the long-term facility is collateralized  by equipment  and  certain  real  property.
  Under  terms  of the Agreement, the Company is required to maintain certain financial ratios  and  other  financial
  conditions.   The Agreement  also prohibits the Company from incurring
  certain   additional indebtedness, limits certain investments,
  advances or loans and restricts substantial asset sales and capital expenditures.

  (4)  Contingencies and Litigation

  At  July  31, 1998, the Company had contingencies and
  litigation pending   which  arose  in  the  ordinary  course
  of   business. Litigation  is subject to many uncertainties
  and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position.

  (5)  Income Taxes

  The provision for income taxes for three and nine months ended July 31, 1998 is calculated at statutory rates. The Company's income tax expense for the three and nine months ended July 31, 1997, was less than statutory rates due to the impact of the utilization of net operating loss carryforwards and general business tax credits.

  (6)  Earnings per Share

  In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per Share (EPS), which requires the reporting of basic and diluted earnings per share. The Company adopted Statement 128 in the first quarter of 1998 as required. Earnings per share and weighted average shares outstanding for all periods presented have
  been restated to conform to Statement 128.   Basic earnings per
  share excludes any dilutive effects of stock options and is computed by dividing net income by the weighted average shares of common stock outstanding for the period.
  Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The effect of dilutive stock options on weighted average shares outstanding was 105,608 and 403,505 for the quarters ended July 31, 1998 and 1997, respectively. The effect of dilutive stock options on weighted average shares outstanding was 218,907 and 351,073 for the nine months ended July 31, 1998 and 1997, respectively.

  Options to purchase 279,000 shares of common stock at exercise prices ranging from $5.13 to $7.56 and 2,500 shares of common stock at an exercise price of $6.00 were
  outstanding during  the quarter   ended   July   31  of  1998
  and  1997,   respectively. Accordingly,  these  were  not
  included in the computation of diluted EPS because the options exercise price was greater than the average market price of common shares.

  Options to purchase 180,000 shares of common stock at exercise prices ranging from $6.13 to $7.56 and 17,500 shares of common stock at exercise prices ranging from $5.64 to $6.00 were outstanding during the nine months ended July 31 of 1998 and 1997, respectively. Accordingly, these were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of common shares.

  Item  2  -  Management's  Discussion and  Analysis  of
              Financial Condition and Results of Operations
  RESULTS OF OPERATIONS:

  Net Sales

  Sales for the quarter ended July 31, 1998, decreased 6.9% from the same period in fiscal 1997. This decrease was principally due to lower sales of ambulances and terminal trucks, partially offset by higher sales of bus products.

  The  Company's consolidated sales backlog at July  31,  1998 was $39.0 million compared to $45.5 million at October 31, 1997 and $44.3 million at July 31, 1997.

  Cost of Sales

  Cost of sales for the quarter ended July 31, 1998 was 85.4% of sales compared to 81.1% for the same period in fiscal 1997.
  The percentage increase was principally due to program discounts and higher sales incentives on closing out 1997 models over that of the same period last year, and a one-time gain on the sale of the UVL product line in the third quarter ended July
  31, 1997. The Company's cost of sales for the nine months ended July 31, 1998 was 85.7% of sales compared to 83.1% of sales for the same period in fiscal 1997. Increases were principally due to the same reasons discussed above.

  Selling, General and Administrative Expenses

  Selling,  general  and administrative expenses  for  the
  quarter ended July 31, 1998, was 10.5% of sales compared to
  9.1% for  the same  period  in  fiscal  1997.   The  percentage
  increase was principally  due to increased marketing expense.   The
  Company's selling, general and administrative expenses for the nine  months ended  July  31, 1998, was 10.2% of sales compared
  to 9.5%  of sales  for  the  same  period  in fiscal  1997.   Increases
  were principally due to the same reasons discussed above.

  Other Income (Expense)

  Interest  expense  decreased  principally  as  a  result  of the Company's  overall reduction of its effective interest
  rate.  The reduction   of the  Company's  effective  interest
  rate was principally due to additional IRB ("Industrial Revenue Bond") debt of $3.2 million which bears interest at annual rates ranging from  4.75%  to 5.80%. The additional IRB debt was
  incurred  to construct and equip  an  addition  to   the   Company's
  bus manufacturing facilities. Additionally, the Company negotiated a lower interest rate with the Bank prior to entering into the July 31, 1998, Loan Agreement.

  As described in Note 3 to the July 31, 1998, Consolidated Condensed Financial Statements (unaudited), the Company entered into a new Loan Agreement with NationsBank. Under the Agreement, the annual rates of interest will be based on a combination of the Eurodollar and the Bank's prime rate. The Company's previous borrowing rates with the Bank were at prime plus one-half of one percent.

  Income Taxes

  The  Company's income tax expense for the quarter ended July
  31, 1998 and 1997 was 35% and 19% of income before provisions for income taxes. For the quarter ended July 31, 1998, the provision for income taxes was calculated based on statutory income tax rates. For the quarter ended July 31, 1997, due to the utilization of net operating loss carryforwards and general business tax credits, the provision was less than the statutory income tax rate. All carryforwards of net operating losses and tax credits were utilized in the fiscal year ended October 31, 1997. Accordingly, the Company expects future income tax provisions to be based on statutory income tax rates.

  The Company's income tax expense for the nine months ended July 31, 1998 and 1997 were 35% and 20% of income before provisions for income taxes. Differences between 1998 and 1997 provisions were principally due to the same reasons discussed in the immediately preceding paragraph.

  Net Income

  The  Company's net income for the quarter ended July 31, 1998 was $.9 million ($.12 per share-basic) compared to $3.1 million
  ($.42 per  share-basic)  for  the  same period  in  fiscal
  1997.   The decrease   in   the   Company's  net  earnings  was
  principally attributable to a decrease in ambulance and terminal truck sales, and an increase in the effective income tax rate, and offset by a one-time gain on the sale of the UVL product line in the third quarter ended July 31, 1997.

  The Company's net earnings were $2.6 million ($.35 per share basic) for the nine months ended July 31, 1998, compared to
  $6.1 million ($.83 per share-basic) for the nine months ended
  July 31, 1997.   The  net  income change is principally due  to
  the  same reasons discussed in the immediately preceding paragraph.

  LIQUIDITY AND CAPITAL RESOURCES:

  The Company used existing credit lines, internally generated funds and supplier financing and financing from issuance of Industrial Revenue Bonds to fund its operations and capital expenditures for the three and nine months ended
  July 31, 1998.

  Cash  provided by operations was $2.5 million for the nine months ended  July 31, 1998 compared to $6.8 million for the nine months ended  July  31,  1997.  Cash provided by operations
  principally resulted from   the  Company's  net  income   ($2.6
  million), depreciation  ($1.3  million) and a decrease in  prepaid
  expense ($.8   million)  and  was  partially  offset  by
  increases   in inventories ($1.5 million), during the nine
  months ended July 31, 1998.

  Cash used in investing activities was $4.6 million for the nine months ended July 31, 1998 compared to $1.1 million for the nine months ended July 31, 1997. The increase was principally due to higher capital expenditures for the expansion of the Company's bus manufacturing facilities.

  Cash flow provided by financing activities was $2.1 million for the nine months ended July 31, 1998 compared to cash used in financing activities of $5.7 million for the nine months ended July 31, 1997. This change principally resulted from increases in borrowings for the nine months ended July
  31, 1998. This increase was partially offset by the payment of four cash dividends totaling $1.5 million. The Company paid a regular quarterly cash dividend of $.025 per share in December 1997, March 1998 and June 1998, and a special cash dividend of $.13 per share in January, 1998.

  The Company believes that its cash flows from operations and bank credit lines will be sufficient to satisfy its future working capital and capital expenditure requirements.

  At July 31, 1998, the Company had entered into contractual commitments for the purchase of certain manufacturing equipment of approximately $1.0 million. Except as previously noted, at July 31, 1998, there were no other significant or unusual contractual commitments or capital expenditure commitments.

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

  Item 4 - Submission of Matters to a Vote of Security-Holders
         Not applicable

  Item 5 - Other Information
         Not applicable

  Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits:
                    27.0 - EDGAR Financial Data Schedule

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended July 31, 1998.



                                 SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         COLLINS INDUSTRIES, INC.
                                         (REGISTRANT)



  DATE         September 14, 1998         /s/ Larry W. Sayre
                                          LARRY W. SAYRE
                                          VICE PRESIDENT - FINANCE AND
                                          CHIEF FINANCIAL OFFICER
                                          (Principal Accounting Officer)