Form 10-K
period 1998-10-31
COLLINS INDUSTRIES INC
filed 1999-01-29
CIK 21759

Securities and Exchange Commission
                          Washington, DC  20549

                                FORM 10-K

    (Mark One)
    [ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
    For the fiscal year ended October 31, 1998 or
    [     ]  Transition report pursuant to section 13 or 15(d) of the
    Securities Exchange Act of 1934 (No Fee Required)
    For the transition period from _________ to ___________

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

                            Yes  X      No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

    The aggregate market value of voting stock held by non-affiliates of the registrant was $ 20,377,531 as of January 18, 1999.

    The number of shares of Common Stock outstanding on January 18, 1999 was 7,406,481.

                    Documents Incorporated by Reference

    The following are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

             Document:                     Part of Form 10-K

    Proxy Statement for Annual Meeting
    of Shareholders on February 26, 1999        Part  III

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

    In the U.S., Collins is the largest manufacturer of ambulances, the second largest manufacturer of terminal trucks and a leading manufacturer of small school buses, shuttle and mid-size commercial buses and commercial bus chassis. The Company sells its products under several well-known trade names, including Wheeled Coach (ambulances), Collins Bus (small school buses), World Trans (commercial buses), and Capacity (terminal trucks). On December 1, 1998, the Company completed the acquisition of all of the common stock of Mid Bus, Inc., a manufacturer of Type A-I and A-II school buses.

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

    Buses.   The  Company manufactures small school buses, commercial
    and shuttle buses at its Hutchinson and South Hutchinson, Kansas facilities.

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

    Terminal Trucks. The Company produces two basic models of terminal trucks at its Longview, Texas, facility, the Trailer Jockey and the Yardmaster. Terminal trucks are designed and built to withstand heavy-duty use by moving trailers and containers at warehouses, rail yards, rail terminals and shipping ports. Most terminal trucks manufactured by the Company are built to customer specifications. The Company manufactures the entire truck except for major drivetrain components which are purchased from outside suppliers. The Dura-Ride suspension system, an increasingly popular option on the Company's terminal trucks, was installed on approximately half of the terminal trucks built by the Company during fiscal 1998.

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

    Sales Backlog

    The sales backlog at October 31, 1998 was approximately $33.6 million. This compares to $45.5 million at October 31, 1997. In the opinion of management, the majority of this sales backlog will be shipped during the coming year.

    Governmental Sales

    The Company has, and will continue to, pursue opportunities in government sales as they occur. No material portion of the Company's business, however, is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

    Marketing and Distribution

    The Company, through its wholly owned subsidiaries, markets its products throughout the U.S. and, to a limited extent, abroad, through independent dealers and distributors, Company-owned stores and the direct sales efforts of Company personnel. Each of the Company's product groups is responsible for its own marketing activities and maintains independent relationships with dealers and distributors. Support is provided to dealers and distributors in bidding specification writing and customer service.

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

    In the terminal truck market, the Company competes primarily with one larger domestic competitor, Ottawa Truck which is owned by Kalmar Industries. Kalmar has international distribution
    channels and may  have greater   relative  resources  than  the
    Company.   The  Company believes it can compete successfully in this
    market on the basis of its Capacity brand name, price, product quality and customer demand for its exclusive Dura-Ride suspension system.

    Research and Development Costs
                                         1998      1997      1996
    Research and Development Expenses  $185,982  $162,002  $215,313

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

                                                                   Approximate
    Location                         Use                          Size (sq ft)

    Hutchinson, Kansas               Corporate headquarters             5,000

    Hutchinson, Kansas               Ambulance production; Wheelchair 300,000
                                     lifts and accessories production;
                                     Office space

    Hutchinson, Kansas (1)           Building presently leased and     60,000
                                     available for future production

    So. Hutchinson, Kansas (1), (2)  Small school bus and commercial  250,000
                                     Office space

    Orlando, Florida (1)             Ambulance production; Office     229,000
                                     space

    Longview, Texas                  Terminal truck production;       120,000
                                     Chassis production; Office space

    Mansfield, Texas (1)             Ambulance sales, service and      25,000
                                     distribution center

    (1) This property is pledged as collateral to secure payment of the Company's debt obligations. See "Note 2 to Consolidated Financial Statements."
    (2) This facility and certain related equipment are financed by industrial revenue bonds in the original principal amounts of $3,500,000 in 1998 and $1,750,000 in 1984 issued by the city of South Hutchinson under lease purchase agreements similar to the one in effect for the Hutchinson production facility.

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

    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended
    October 31, 1998.

                                    PART II

    Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS

    Collins Industries, Inc. common stock is quoted on the Nasdaq Stock Market under the symbol COLL. The following table sets forth the high and low sales prices per share of the common stock as reported by the Nasdaq Stock Market. On October 31, 1998 there were 650 shareholders of record of the Company's common stock.

                                  FISCAL 1998

                                                    Volume
                       Quarter     High     Low     (000s)

                       First       7-3/4    6-1/4    382
                       Second      7        5-3/4    857
                       Third       6        4-1/4    710
                       Fourth      5-5/32   2-7/8    564

                                  FISCAL 1997

                                                    Volume
                       Quarter     High     Low     (000s)

                       First       6        4-1/2   1,261
                       Second      5-1/4    4         547
                       Third       8-1/4    4-1/4   1,660
                       Fourth      8-7/8    6-1/2     997

    During the period covered by this Report, the Company did not sell any equity securities that were not registered under the Securities Act.

    Item 6.  SELECTED FINANCIAL DATA
    Operating History
    (In thousands except share and per-share data)

    Fiscal years ended
    October 31,               1998      1997     1996      1995      1994

    Sales                  $156,445  $157,522  $151,879  $140,725  $143,763
    Cost of sales           134,544   131,920   129,652   123,911   126,664
     Gross profit            21,901    25,602    22,227    16,814    17,099
    Selling, general
     & administrative
     (includes research
      & development)         16,124    15,379    15,236    13,925    13,661
    Income from
     operations               5,777    10,223     6,991     2,889     3,438
    Other income (expenses):
     Interest, net           (1,400)   (1,642)   (2,241)   (2,783)   (3,410)
    Other, net (Note A)         360       262       262       (27)     (999)
    Income (loss) from
     continuing operations
     before provision for
     income taxes and
     extraordinary
     items                    4,737     8,843     5,012        79      (971)
    Provision for income
     taxes                    1,710     1,600         -         -         -
    Income (loss) before
     extraordinary
     items                    3,027     7,243     5,012        79      (971)
    Extraordinary items        -         -         -         (420)        -
    Net income (loss)        $3,027    $7,243    $5,012     $(341)    $(971)
    Earnings (loss) per
     share-basic:
    Income (loss) before
     extraordinary items      $ .40     $ .99     $ .69     $ .01     $(.14)
    Extraordinary items           -         -         -      (.06)        -
    Net income (loss)           .40       .99       .69      (.05)     (.14)
    Dividends per share       $ .23     $.075     $   -     $   -     $   -
    Weighted average shares
     outstanding-basic    7,498,751 7,347,751  7,311,796 7,240,926 7,106,082
    Non-cash charges       $  1,795  $  1,782    $ 2,128  $  3,040  $  2,889

    Note A: Includes non-recurring expenses of $1,010,761 in 1994 associated with the restatement of the October 31, 1992 consolidated financial statements.

    Financial Position
    (In thousands except share and per-share data)

    Fiscal years ended
    October 31,                1998     1997     1996     1995     1994

    Current assets           $31,747  $34,002  $32,640   $32,086   $37,733
    Current liabilities       16,072   18,959   18,436    18,670    23,769
    Working capital           15,675   15,043   14,204    13,416    13,964
    Total assets              49,076   47,163   45,744    46,881    54,794
    Long-term debt and
     capitalized leases
     (less current
      maturities)              12,733   8,362   13,418    19,406    20,544
    Shareholders'investment    20,271  19,842   13,891     8,805     8,994
    Book value per share         2.73    2.69     1.91      1.21      1.26

    Financial Comparisons

    Fiscal years ended
    October 31,                1998     1997     1996     1995     1994

    Gross profit margin        14.0%    16.3%    14.6%    11.9%    11.9%
    Net profit margin           1.9%     4.6%     3.3%      NA       NA
    Selling, general and
     administrative
     (including R&D) as
     percent of sales          10.3%     9.8%    10.0%     9.9%     9.5%
    Current ratio              2.0:1    1.8:1    1.8:1    1.7:1    1.6:1
    Long-term debt and
     capitalized leases
     to shareholders'
     investment                0.6:1    0.4:1    1.0:1    2.2:1    2.3:1
    Manufacturing space
     (000's square feet)         988      898      898      978      978


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

    RESULTS OF OPERATIONS

    Fiscal 1998 Compared to Fiscal 1997. Sales for fiscal 1998 decreased slightly to $156.4 million compared to $157.5 million in fiscal 1997. This decrease was principally due to lower sales of ambulances and terminal trucks and was partially offset by higher sales of bus products.

    At October 31, 1998, the Company's consolidated sales backlog was $33.6 million compared to $45.5 million at October 31, 1997. The Company believes a majority of its consolidated sales backlog will be shipped in fiscal 1999.

    Cost of sales for fiscal 1998 was 86.0% of sales compared to 83.7% of sales in fiscal 1997. The percentage increase was principally due to the impact of higher program discounts and sales incentives in fiscal 1998 on closing out 1997 models, wage increases in fiscal 1998 at rates higher than inflation due to work force shortages in all geographic areas, and a one-time $1.2 million gain from the sale of the Company's UVL product line in fiscal 1997 which was recorded as a reduction of cost of sales.

    Selling, general and administrative expenses for fiscal 1998 were $15.9 million or 10.2% of sales compared to $15.2 million or 9.6% of sales in fiscal 1997. These increases principally resulted from higher marketing expenses associated with direct sales personnel and advertising.

    Interest expense decreased principally due to negotiation of lower interest rates with its lead Bank. This decrease was partially offset by additional borrowings from its lead Bank and from additional IRB ("Industrial Revenue Bond") debt which were principally used to fund capital expenditures.

    Income tax expense in fiscal 1998 was $1.7 million. Income tax expense as a percentage of pretax income was 36% in fiscal 1998 compared to 18% in fiscal 1997. Income tax expense as a percent of pretax income increased principally as a result of the utilization of net operating loss carryforwards and general business tax credits in fiscal 1997. All net operating loss carryforwards and business tax credits were utilized in fiscal 1997.

    The Company's net income in fiscal 1998 decreased to $3.0 million ($.40 per share-basic) compared to $7.2 million ($.99 per share-basic) in fiscal 1997. This decrease principally resulted from profit declines from ambulance and terminal truck products, higher income taxes and the one-time gain from the sale of the UVL product line recorded in fiscal 1997. These decreases were partially offset by higher profit contributions from bus products and lower interest costs.

    Fiscal 1997 Compared to Fiscal 1996. Sales for fiscal 1997 increased to $157.5 million compared to $151.9 million. The sales increase for fiscal 1997 was principally due to improved sales of terminal truck products. The sales increase of terminal trucks was principally due to a sales contract with U.S. Postal Service.

    Cost of sales for fiscal 1997 was 83.7% of sales compared to 84.5% of sales in fiscal 1996. The principal reasons for this improvement include: The $1.2 million gain from the sale of the Company's UVL product line which was recorded as a reduction of cost of sales and lower material costs associated with an improved sales mix in ambulance products.

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

    The Company's income before extraordinary items in fiscal 1997 increased to $7.2 million ($.99 per share-basic) compared to $5.0 million ($.69 per share-basic) in fiscal 1996. This increase was principally a result of profit improvements from ambulance and terminal truck products, the gain from the sale of the UVL product line and lower interest costs associated with an overall reduction in interest-bearing debt. These increases were partially offset by income taxes of $1.6 million in fiscal 1997.

    LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has principally relied on internally generated funds, supplier financing, bank borrowings and industrial revenue bonds to finance its operations and capital expenditures. The Company's working capital requirements vary from period to period depending on the production volume, the timing of vehicle deliveries and the payment terms offered to its customers.

    Cash provided by operations was $4.1 million in fiscal 1998 compared to $8.1 million in fiscal 1997. Principal sources of the 1998 cash provided by operations were from Company profits and reductions of accounts receivable, inventories and prepaid expenses. These sources of cash from operations were offset by reductions in accounts payable and accrued expenses.

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

    Cash used in investing activities was $5.8 million in fiscal 1998 compared to $1.8 million in fiscal 1997. In fiscal 1998 the principal use of cash for investing purposes was for the acquisition of new property and equipment ($6.0 million). Approximately $3.8 million of fiscal 1998 capital expenditures related to the Company's expansion of its bus production facilities. Cash used in investing activities was $1.8 million in fiscal 1997 compared to $.3 million in fiscal 1996. In fiscal 1997 the principal use of cash for investing activities related to the acquisition of property and equipment ($.8 million) and certain other assets ($.2 million).

    Cash provided by financing activities was $1.7 million in fiscal 1998 compared to cash used in financing activities of $6.4 million in fiscal 1997. In fiscal 1998, the Company made additional long-term borrowings of $6.4 million and used cash of $2.2 million to reduce other long-term debt, $.9 million to purchase and retire common stock and $1.7 million to pay cash dividends. Cash used in financing activities was $6.4 million in fiscal 1997 compared to $6.0 million in fiscal 1996. In fiscal 1997 the Company used cash to reduce its long-term borrowings by $5.1 million, to purchase and retire common stock of $.8 million and to pay cash dividends totalling $.6 million. Cash used in financing activities was $6.0 million in fiscal 1996 compared to $8.0 million in fiscal 1995. In fiscal 1996, the Company reduced its net long-term borrowings by $6.0 million compared to a net reduction of $3.7 million in fiscal 1995.

    The Company believes that its cash flows from operations and its credit facility with its lead Bank will be sufficient to satisfy its future working capital, capital expenditure requirements and anticipated dividends.

    At October 31, 1998 there were no significant or unusual contractual commitments or capital expenditure commitments.

    On December 1, 1998, the Company completed the purchase of all of the common stock, of Mid Bus, Inc., a manufacturer of Type A-I and A-II school buses. The purchase was financed through borrowings on the Company's revolving credit facility.

    Recently Issued Accounting Standards

    Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards (SFAS) No.131, "Disclosure about Segments of an Enterprise and Related Information" are effective for the Company's 1999 fiscal year and are not expected to have a material effect on the Company's financial position or results of operations.

    Year 2000 Issue

    The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Company has developed and begun implementing a plan intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing and telephone/PBX systems, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Y2K identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software that it currently uses will require replacement or modification. A substantial portion of the Company's software relates to prepackaged, copyrighted software written by Mapics, Actionware and American Viking. The Company has obtained Y2K compliant versions of these software packages and has or intends to convert to the Y2K versions of such software in 1999. Additionally, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Y2K compliant. The Company expects that its overall Y2K plan, which began in fiscal 1998, will be completed by October 31, 1999. However, the Company is in the process of developing a contingency plan for certain internal systems.

    The Company has also contacted significant suppliers such as Ford, General Motors and Cummins concerning the Company's use of embedded technology from such vendors.

    The cost of the Y2K issue is not expected to have a materially adverse impact on the Company's results of operation or adversely affect the Company's relationships with customers, vendors or others. Additionally, there can be no assurance that the Y2K issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

    Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

    This annual report and other written reports and oral statements made from time to time by the Company may contain so-called "forward-looking statements" about the business, financial conditions, prospects of the Company and year 2000 issues, all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as "expects", "plans", "will", "estimates", "forecasts", "projects", and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. One should understand that it is not possible to predict or identify all factors which involve risks and uncertainties. Consequently, the reader should not consider any such list or listing to be a complete statement of all potential risks or uncertainties.

    No forward-looking statement can be guaranteed and actual future results may vary materially. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including without limitation, changes in product demand, the availability of vehicle chassis, adequate direct labor pools, changes in competition, interest rate fluctuations, development of new products, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company, substantial dependence on third parties for product quality, reliability and timely fulfillment of orders and other risks indicated in the Company's filings with the Securities and Exchange Commission. Additionally, the Company's recent acquisition of Mid Bus, Inc. involves certain risks and uncertainties including without limitation, the Company's ability to operate Mid Bus profitably and to retain Mid Bus' customers, suppliers and labor force.

    The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company's filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any).

    Quantative and Qualitative Disclosures About Market Risk

    The Company is exposed to market risk relating to interest rates on its fixed rate debt. Interest rate risk is not material to the Company's consolidated financial position or results of operations.

    Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Collins Industries, Inc. and Subsidiaries
    CONSOLIDATED STATEMENTS OF INCOME
    For  the years ended October 31,

                                        1998          1997          1996

    Sales                          $156,445,451  $157,522,016  $151,878,862
    Cost of sales                   134,544,521   131,919,939   129,651,654
        Gross profit                 21,900,930    25,602,077    22,227,208

    Selling, general and
     administrative expenses         15,937,649    15,216,609    15,020,673

    Research and development
     expenses                           185,982       162,002       215,313

        Income from operations        5,777,299    10,223,466     6,991,222

    Other income (expense):
     Interest, net                   (1,399,984)   (1,642,573)   (2,241,575)
     Other, net                         359,785       262,323       262,420
                                     (1,040,199)   (1,380,250)   (1,979,155)

        Income before provision
         for income taxes             4,737,100     8,843,216     5,012,067

    Provision for income taxes        1,710,000     1,600,000             -

         Net income                  $3,027,100    $7,243,216    $5,012,067

    Earnings per share
     Basic                           $      .40    $      .99     $     .69
     Diluted                         $      .39    $      .94     $     .66

    Dividends per share              $      .23    $     .075     $       -

    The accompanying notes are an integral part of these statements.

    Collins Industries, Inc. and Subsidiaries
    CONSOLIDATED BALANCE SHEETS
    October 31,

                    ASSETS                         1998          1997
    Current assets:
      Cash                                   $   143,995   $   189,152
      Receivables                              5,346,051     6,745,973
      Inventories                             25,271,242    25,686,022
      Prepaid expenses and other current         985,420     1,380,998
          Total current assets                31,746,708    34,002,145

    Property and equipment, at cost:
      Land and improvements                    2,538,457     2,341,943
      Buildings and improvements              17,466,615    15,072,087
      Machinery and equipment                 14,498,992    11,817,691
      Office furniture and fixtures            3,279,853     3,000,769
                                              37,783,917    32,232,490
      Less - accumulated depreciation         21,038,717    19,800,671
                                              16,745,200    12,431,819
    Other assets                                 584,141       729,166
                                             $49,076,049   $47,163,130

         LIABILITIES & SHAREHOLDERS'INVESTMENT
    Current liabilities:
     Current maturities of long-term debt
      and capitalized leases                 $ 1,108,750   $ 1,094,948
     Accounts payable                         12,017,444    14,200,975
     Accrued expenses                          2,946,167     3,663,382
          Total current liabilities           16,072,361    18,959,305

    Long-term debt and capitalized leases     12,733,085     8,361,887

    Commitments and contingencies

    Shareholders' investment:
     Preferred stock, $.10 par value
        Authorized - 750,000 shares
        Outstanding - No shares outstanding
     Capital stock, $.10 par value
        Authorized - 3,000,000 shares
        Outstanding - No share oustanding
     Common stock, $.10 par value
        Authorized - 17,000,000 shares
        Issued - 7,430,881 shares in 1998;
                 7,385,681 in 1997                743,088      738,568
     Paid-in capital                           18,051,859   18,918,903
     Retained earnings                          1,475,656      184,467

          Total shareholders' investment       20,270,603   19,841,938

                                              $49,076,049  $47,163,130

    The accompanying notes are an integral part of these balance sheets.

    Collins Industries, Inc. and Subsidiaries
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the years ended October 31,

                                       1998          1997           1996
    Cash flow from operations:
     Cash received from
      customers                    $157,845,373   $159,086,052   $150,944,345
     Cash paid to suppliers
      and employees                (150,697,953)  (147,534,561)  (142,919,078)
     Interest paid, net              (1,456,095)    (1,759,087)    (2,265,324)
     Income taxes paid               (1,628,444)    (1,650,700)             -
        Cash provided by
         operations                   4,062,881      8,141,704      5,759,943

    Cash flow from investing activities:
     Capital expenditures            (5,958,283)    (1,731,543)      (862,889)
     Sale of property and
      equipment                         478,150         16,500        668,038
     Expenditures for other
      assets                           (284,849)       (97,995)      (176,305)
     Other, net                               -              -         57,863
        Cash used in
         investing activities        (5,764,982)    (1,813,038)      (313,293)

    Cash flow from financing activities:
     Principal payments of
      long-term debt and
      capitalized leases             (2,168,041)    (5,087,017)    (6,019,948)
     Addition to long-term
      debt and capitalized leases    6,423,421               -              -
     Purchase of common stock
      and other capital
      transactions                    (862,525)       (754,230)       (14,250)
     Payment of dividend            (1,735,911)       (553,672)             -
        Cash provided by (used
         in) financing
         activities                  1,656,944      (6,394,919)    (6,034,198)

    Net decrease in cash               (45,157)        (66,253)      (587,548)
    Cash at beginning of year          189,152         255,405        842,953

    Cash at end of year               $143,995        $189,152       $255,405

    Reconciliation of net income
     to net cash provided by operations:
    Net income                      $3,027,100      $7,243,216     $5,012,067
    Depreciation and
     amortization                    1,795,336       1,781,740      2,019,938
    Common stock issued for
     benefit of employees                    -               -        108,170
    Decrease (increase) in
     receivables                     1,399,922       1,564,036       (934,517)
    Decrease (increase) in
     inventories                       414,780      (2,070,863)      (148,432)
    Decrease (increase) in
     prepaid expenses                  395,578        (921,723)       (58,522)
    Increase (decrease) in
     accounts payables              (2,183,531)        471,931       (425,847)
    Increase (decrease) in
     accrued expenses                 (717,215)         82,651        223,521
    Gain on sale of property
     and equipment                     (69,089)         (9,284)       (36,435)
        Cash provided by
         operations                 $4,062,881      $8,141,704     $5,759,943

    The accompanying notes are an integral part of these statements.

    Collins Industries, Inc. and Subsidiaries
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
    For the years ended October 31,

                                          Common Stock           Paid-In
                                       Shares     Amount         Capital
    Balance October 31, 1995         7,286,887   $ 728,689    $ 19,593,605

    Stock issued (rescinded)
     under various discretionary
     arrangements                      (54,500)     (5,450)         18,451
    Stock issued to Tax Deferred
     Savings Plan and Trust             31,723       3,172          71,685
    Stock issued under Stock
     Option Plans                       10,000       1,000          17,750
    Net income                               -           -               -
    Purchase of treasury stock               -           -               -

    Balance October 31, 1996         7,274,110     727,411      19,701,491

    Stock issued under Stock
     Option Plans                      275,196      27,520         (86,097)
    Amortization of deferred
     compensation                            -           -          15,799
    Net income                               -           -               -
    Cash dividends paid                      -           -               -
    Purchase of treasury stock               -           -               -
    Retirement of treasury stock      (163,625)    (16,363)       (934,825)
    Tax benefit from exercise of
     stock options                           -           -         222,535

    Balance October 31, 1997         7,385,681     738,568      18,918,903

    Stock issued under Stock
     Option Plans                      228,500      22,850          75,028
    Net income                               -           -               -
    Cash dividends paid                      -           -               -
    Purchase of treasury stock               -           -               -
    Retirement of treasury stock      (183,300)    (18,330)       (955,729)
    Tax benefit from exercise of
     stock options                           -           -          13,657

    Balance October 31, 1998         7,430,881    $743,088     $18,051,859

    The accompanying notes are an integral part of these statements.

    Collins Industries, Inc. and Subsidiaries
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT (CON'T)
    For the years ended October 31,

                                          Retained
                                          Earnings         Treasury Stock
                                          (Deficit)       Shares     Amount
    Balance October 31, 1995            (11,517,144)          -   $      -

    Stock issued (rescinded) under
     various discretionary
     arrangements                                 -           -          -
    Stock issued to Tax Deffered
     Savings Plan and Trust                       -           -          -
    Stock issued under Stock
     Option Plans                                 -           -          -
    Net income                            5,012,067           -          -
    Purchase of treasury stock                    -       6,000    (33,000)

    Balance October 31, 1996             (6,505,077)      6,000    (33,000)

    Stock issued under Stock
     Option Plans                                 -           -          -
    Amortization of deferred
     compensation                                 -           -          -
    Net income                            7,243,216           -          -
    Cash dividends paid                    (553,672)          -          -
    Purchase of treasury stock                    -     157,625   (918,188)
    Retirement of treasury stock                  -    (163,625)   951,188
    Tax benefit from exercise of
     stock options                                -           -          -

    Balance October 31, 1997                184,467           -          -

    Stock issued under Stock
     Option Plans                                 -           -          -
    Net income                            3,027,100           -          -
    Cash dividends paid                  (1,735,911)          -          -
    Purchase of treasury stock                    -     183,300   (974,059)
    Retirement of treasury stock                  -    (183,300)   974,059
    Tax benefit from exercise of
     stock options                                -           -          -

    Balance October 31, 1998             $1,475,656           -    $     -

    The accompanying notes are an integral part of these statements.

    Collins Industries, Inc. and Subsidiaries
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    For the three years ended October 31, 1998

    (1)  Summary of Significant Accounting Policies

    (a) Consolidation and Operations - The consolidated financial statements include the accounts of Collins Industries, Inc. (the Company) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    The Company primarily operates in the Specialty Vehicle Manufacturing segment and related vehicle accessories. Manufacturing activities are carried on solely in the United States. However, the Company does market its products in other countries. Revenues derived from export sales to unaffiliated customers were less than 10% of consolidated sales in fiscal 1998, 1997 and 1996.

    (b) Cash and Cash Management - Cash includes checking accounts and funds invested in overnight and other short-term, interest-bearing accounts of three months or less.

    The Company maintains controlled disbursement accounts with its lead bank under an arrangement whereby all cash receipts and checks are centralized and presented to the bank daily. All deposits are applied directly against the Company's revolving credit line and all checks presented for payment in the controlled disbursement accounts are funded through borrowings under the Company's revolving credit facility. At October 31, 1998 and 1997 accounts payable included outstanding checks drawn on controlled disbursement accounts of $3,122,255 and $2,082,355, respectively.

    (c) Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. Major classes of inventories which include material, labor, and manufacturing overhead required in production of Company products consisted of the following as of October 31, 1998 and 1997:

                                      1998             1997
    Chassis                       $ 7,916,058      $ 7,675,115
    Raw materials & components      8,871,980        8,673,308
    Work-in-process                 3,408,167        4,173,173
    Finished goods                  5,075,037        5,164,426
                                  $25,271,242      $25,686,022

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

    (f) Earnings Per Share - During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting No. 128, "Earnings Per Share". Prior period earnings per share has been restated to reflect current presentation. Basic earnings per share is computed based on the weighted average number of common shares outstanding. Potentially dilutive shares, calculated using the treasury stock method, consist of shares issued under the Company's stock option plans.

    The following is a reconciliation of shares used to calculate basic and diluted earnings per share:

                                              1998       1997       1996
    Average share outstanding for basic    7,498,751  7,347,751  7,311,796
    Effect of potentially dilutive shares    186,516    363,470    309,607
    Average shares outstanding for diluted 7,685,267  7,711,221  7,621,403

    (g) Cost of Sales - Cost of sales for the year ended October 31, 1997 has been reduced by the $1.2 million gain from the sale of the Company's UVL product line which was completed in May, 1997.

    (2)  Long-term Debt and Capitalized Leases

    Long-term debt and capitalized leases at October 31, 1998 and 1997 consist of the following:

                                                       1998       1997
    Bank credit facility:
     Revolving credit borrowings                   $ 7,873,921  $4,780,277
     Term Loan A                                     2,655,517   3,474,167
    Capitalized leases:
     City of South Hutchinson, Kansas, 4.75%-11%.
      Annual principal and sinking fund payments
      range from $519,000 in 1999 to $323,000 in
      2007                                           3,312,397     375,000
     City of Hutchinson, Kansas, 8.25% to
      8.5% due in 1998                                       -     164,891
    10.75%, Term Loan from insurance company                 -     662,500
                                                    13,841,835   9,456,835
    Less - current maturities                        1,108,750   1,094,948
                                                   $12,733,085  $8,361,887

    At October 31, 1997, the Company had a Loan Agreement with NationsBank of Georgia, N.A., Atlanta, Georgia (the "Bank") for a revolving credit facility of $25.0 million and a long-term credit facility of $8.05 million. The revolving credit facility required payment of interest (only) at 1% over the Bank's prime rate which was 8.50% at October 31, 1997. The long-term facility included a $6.2 million term loan which was payable in monthly installments of $49,167 plus interest at 1% over the Bank's prime rate.

    On July 31, 1998, the Company entered into a new Loan Agreement for a revolving credit facility of $17.0 million and a long-term credit facility (Term Loans A and B) of $5.1 million. Both credit facilities bear interest based on a combination of Eurodollar (LIBOR plus 1.75%) and the Bank's prime lending rate (8% at October 31, 1998) and mature May 31, 2001. The revolving credit facility also provides for a maximum of $3.0 million in letters of credit, of which $1.2 million were outstanding at October 31, 1998. The long-term credit facility also provides for an additional $2.0 million credit line (Term Loan B) for future capital expenditures. The total amount of unused revolving credit available to the Company was $3.7 million at October 31, 1998. At October 31, 1998 no borrowings were outstanding under Term Loan B.

    The credit facility is collateralized by receivables, inventories, equipment and certain real property. Under the terms of the Agreement, the Company is required to maintain certain financial ratios and other financial conditions. The Agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. At October 31, 1998 and 1997 the Company was in compliance with all loan covenants.

    Certain of the Company's manufacturing facilities were financed from the proceeds of industrial revenue bonds. Lease purchase agreements with the respective cities provide that the Company may purchase the manufacturing facilities at any time during the lease terms by paying the outstanding principal amount of the bonds plus a nominal amount.

    In fiscal 1996, the Company deposited approximately $1,023,000 in cash and U.S. Government securities into an irrevocable trust to complete an in-substance defeasance of the Company's 1989 Industrial Revenue Bonds with the City of Newton, Kansas. The transaction did not result in any material gain or loss. At October 31, 1998 the principal balance of the defeased debt was approximately $740,000.

    At  October  31,  1998,  the  net  book  value  of  manufacturing
    facilities  subject  to  these  lease  purchase  agreements   was
    approximately $3,334,000.

    In March, 1998, the Company retired at par value a 10.75% term loan from an insurance company.

    During the fourth quarter of fiscal year 1998, the Company defeased the 1979 Industrial Revenue Bonds with the City of Hutchinson, Kansas. The transaction did not result in any gain or loss. At October 31, 1998, the principal balance of the defeased debt was approximately $400,000.

    The carrying amount of the Company's long-term obligations does not differ materially from fair value based on current market rates available to the Company.

    The aggregate maturities of capitalized leases and long-term debt for the year subsequent to October 31, 1998 are as follows:

          1999                 $1,108,750
          2000                    893,750
          2001                  9,668,188
          2002                    335,000
          2003                    353,750
          2004 and thereafter   1,482,397

    (3)  Income Taxes

    The provision for income taxes for the year ended October 31, 1998 includes current income tax expense of $1,424,000 and deferred income tax expense of $286,000.

    The provision for income taxes for the year ended October 31, 1997 includes current income tax expense of $1,954,000 and deferred income tax benefits of $354,000.

    There was no current or deferred tax expense for the years ended October 31, 1996. The Company utilized net operating loss carryforwards in 1997 and 1996. The benefits of temporary differences were not recorded prior to 1997.

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

                                             1998             1997
    Deferred tax assets:
     Self-insurance reserves              $ 88,000        $  106,000
     Vacation                              172,000           153,000
     Warranty                               82,000            88,000
     Doubtful accounts                      10,000            15,000
     Inventories                           265,000           349,000
     Amortization                          198,000           189,000
     Revenue recognition                    40,000            80,000
     Other                                       -            58,000
                                           855,000         1,038,000

    Deferred tax liabilities:
     Depreciation                         (765,000)         (684,000)
     Other                                 (22,000)                -
                                          (787,000)         (684,000)

    Net deferred tax assets              $  68,000       $   354,000

    A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the three years during the period ended October 31, 1998 follows:

                                            1998        1997        1996
    Statutory federal income tax rate        34%         34%         34%
    Increase (decrease) in taxes
     resulting from:
      State tax, net of federal benefit       3           4           4
      Utilization of net operating loss
       carryforwards                          -         (14)        (38)
      Decrease in tax asset valuation
       allowance                              -          (9)          -
      Other                                  (1)          3           -

    Effective tax rate                       36%         18%          -


    (4) Capital Stock

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

    Stock-Based Compensation Plans - The Company has two shareholder-approved stock plans, the 1997 Omnibus Incentive Plan (the "1997 Plan") and 1995 Stock Option Plan (the "1995 Plan"). Under the 1997 Plan, directors, officers and key employees may be granted stock options and other stock-based awards. A total of 2,000,000 shares may be granted under the 1997 Plan. At October 31, 1998, options for 675,000 shares were outstanding under the 1997 Plan.

    Under the 1995 Plan, a total of 1,000,000 shares of the Company's common stock were available for grant to officers, directors and key employees. As of October 31, 1998, all of these shares had been granted and options for 248,200 shares were outstanding under the 1995 Plan.

    Under both plans, the exercise price of all options granted through October 31, 1998 equaled the stock's market price on the date of grant and fully vested six months after the date of grant. The expiration dates of the options range from 5 to 10 years. Options outstanding at October 31, 1998 had a weighted average contractual life of eight years, five months and exercise prices ranged from $1.75 to $5.13.

    A summary of the Company's two stock option plans at October 31, 1998, 1997 and 1996 and changes during the years then ended are presented in the table following:

                                   1998              1997              1996
                                    Per               Per               Per
                          Shares Share(a) Shares Share(a) Shares Share(a) Outstanding at
      beginning
      of year          1,072,400   $3.57    814,500   $1.89   745,000   $1.80

    Granted              182,500    4.33    677,300    4.55   147,000    2.27

    Exercised           (318,000)   1.82   (411,400)   1.84   (10,000)   1.88

    Forfeited            (13,700)   6.26     (8,000)   4.81   (67,500)   1.86

    Outstanding at
      end of year        923,200   $4.11  1,072,400   $3.57   814,500   $1.89

    Exercisable at
      end of year        748,200   $4.08  1,069,900   $3.56   797,000   $1.82

    Weighted average
    fair value
    of options                     $2.08              $1.50             $ .81

    (a) Weighted average exercise price per share.

    The fair value of each option grant is estimated using the Black-Scholes option pricing model with the following assumptions used for grants in 1998, 1997 and 1996 respectively: Risk free interest rate ranging from 5.33% to 6.76% for the 1997 Plan options and ranging from 5.36% to 7.37% for the 1995 Plan options; expected dividend yield of 1.5%; expected life of four years; and expected volatility of 50.5% for options granted prior to fiscal 1998 and 47.5% for options granted in fiscal 1998.

    The Company applies Accounting Principles Board Opinion No. 25, accounting for Stock Issued to Employees, in accounting for its Plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock awards, which was not significant.

    Had compensation cost for the Company's stock options been determined consistent with the methodology prescribed under FASB Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net income and income per share would have been reduced to the following pro forma amounts:

                                     1998           1997           1996
    Net income:
     As reported                  $3,027,100     $7,243,216     $5,012,067
     Pro forma                     2,675,035      6,993,318      4,940,057
    Diluted earnings per share
     As reported                  $      .39     $      .94     $      .66
     Pro forma                           .35            .91            .65

    (5)  Tax Deferred Savings Plan and Trust

    In 1985 the Company made available to all eligible employees the opportunity to participate in the Company's Tax Deferred Savings Plan and Trust. The Company provides a 50% matching contribution in the form of cash or unregistered common stock of the Company on the eligible amount invested by participants in the plan to purchase common stock of the Company. The Company's contribution to this plan was $75,269 in 1998, $71,130 in 1997 and $74,858 in
    1996. This plan held 425,279 shares of the Company's common stock at October 31, 1998 and 405,325 shares at October 31, 1997.

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

    (b) Letters of Credit - The Company has outstanding letters of credit as more fully described in Note 2.

    (c)    Operating  Leases  -  The  Company  has  operating  leases
    principally  for  certain vehicles and equipment.   Future  lease
    payments required under these operating leases are not material.

    Operating lease expense was $351,435 in 1998, $184,813 in 1997 and $222,542 in 1996.

    (d) Litigation - At October 31, 1998 the Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position or results of operations.

    (e) Self-insurance Reserves - The Company is self-insured for workers compensation, health insurance, general liability and product liability claims, subject to specific retention and reinsurance levels.

    (f) Chassis Contingent Liabilities - The Company obtains certain vehicle chassis from two automotive manufacturers under agreements that do not transfer the vehicle's certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory. Chassis are typically converted and delivered to customers within 90 days.

    (7)  Subsequent Event

    On December 1, 1998, the Company completed the acquisition of all of the common stock of Mid Bus, Inc., a manufacturer of Type A-I and A-II school buses. The acquisition, which was financed through borrowings on the Company's revolving credit facility, will be accounted for as a purchase.

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To the Board of Directors and
   Shareholders of Collins Industries, Inc.,

    We have audited the accompanying consolidated balance sheets of Collins Industries, Inc. (a Missouri corporation) and Subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Collins Industries, Inc. and Subsidiaries as of October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.

    ARTHUR ANDERSEN LLP



    Kansas City, Missouri
    December 1, 1998


    Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



    None.

                                PART III

    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to Directors and Executive Officers is contained in the section entitled "Management" in the Proxy Statement for the Annual Meeting of Shareholders to be held February 26, 1999, and is incorporated herein by reference.


    Item 11.  EXECUTIVE COMPENSATION

    Information with respect to executive compensation is contained in the section entitled "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 26, 1999, and is incorporated herein by reference.


    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

    Information  with  respect  to  security  ownership  of   certain
    beneficial owners and management is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 26, 1999, and is incorporated herein by reference.


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

      (a)  The following documents are filed as a part of this Report:

           (1) Financial Statements:

               All financial statements and notes thereto as set forth under Item 8 of this Report on Form 10-K:

               Report of Independent Public Accountants

               Consolidated Statements of Income for
               the Three Years Ended October 31, 1998

               Consolidated Statements of Shareholders' Investment for the Three Years Ended October 31, 1998

               Consolidated Statements of Cash Flows for the Three Years Ended October 31, 1998

               Consolidated Balance Sheets--October 31, 1998
               and 1997


           (2) Financial Statement Schedules:

               All schedules have been omitted as not applicable or not required under the instructions contained in Regulation S-X or the information is included in the financial statements or notes thereto.

          (3)  Exhibits:

    Exhibit Number               Document

          3.1           -        Certificate of Incorporation of
                                 Registrant, as amended (included as
                                 Exhibit 3.1 of the Company's Amendment
                                 No. 2 to Form S-1, No. 2-93247 and
                                 incorporated herein by reference).

          3.2           -        Amendment to Certificate of
                                 Incorporation of Registrant (included
                                 as Exhibit 3.3 of the Company's
                                 Amendment No. 1 to Form S-1,
                                 No. 2-93247 and incorporated herein
                                 by reference).

          3.3           -        Amendment to Certificate of
                                 Incorporation of Registrant (included
                                 as Exhibit 3.3(c) of the Company's
                                 Amendment No. 1 to Form S-1,
                                 No. 33-48323 and incorporated herein
                                 by reference).

          3.4           -        By-Laws of the Registrant, as
                                 amended (included as Exhibit 3.4 of
                                 the Company's S-1, No. 33-48323 and
                                 incorporated herein by reference).

          4.1           -        Rights Agreement dated as of March 28,
                                 1995 between the Registrant and Mellon
                                 Bank, N.A. (included as Exhibit 1 to
                                 Form 8-A filed with the SEC as of
                                 March 28, 1995).

          4.2           -        First Amendment to the Rights Agreement
                                 dated as of April 25, 1995 (included as
                                 Exhibit 4 to Form 8-A/A filed with the SEC as of May 8, 1995).

         10.1           -        Various bailment and consignment
                                 agreements between the Registrant and
                                 Automotive manufacturers (included
                                 as Exhibit 10.2 to the Company's
                                 Registration Statement on Form S-1,
                                 No. 33-48323 and incorporated herein
                                 by reference).

    Exhibit Number               Document

         10.2           -        Form of Indemnification Agreement
                                 between Registrant and its directors.
                                 (Incorporated herein by reference to
                                 Exhibit 10.21 to the Registrant's
                                 Report on Form 10-K for the fiscal
                                 year ended October 31, 1991.)

         10.3           -        Amended and Restated Loan and
                                 Security Agreement for credit
                                 facility dated July 31, 1998, between
                                 Registrant and NationsBank, N.A.

         10.4           -        Amended and restated Lease dated
                                 November 15, 1997 between Registrant
                                 and the City of South Hutchinson,
                                 Kansas.

    Exhibit Number               Document

        22.1            -        The following are the names and
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

     (b)  Reports on Form 8-K

          There were no reports filed on Form 8-K by the Company during the fourth quarter ended October 31, 1998.



                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              COLLINS INDUSTRIES, INC.

         By                   /s/ Donald Lynn Collins
                              Donald Lynn Collins, President
                              and Chief Executive Officer

    Dated:  January 28, 1999

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


    Dated:  January 28, 1999      /s/  Don L. Collins
                                  Don L. Collins

    Dated:  January 28, 1999      /s/  Donald Lynn Collins
                                  Donald Lynn Collins

    Dated:  January 28, 1999      /s/  Lewis W. Ediger
                                  Lewis W. Ediger

    Dated:  January 28, 1999      /s/  Donald S. Peters
                                  Donald S. Peters