Form 10-Q
period 1999-01-31
COLLINS INDUSTRIES INC
filed 1999-03-11
CIK 21759

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549



                                  FORM 10-Q



    (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended:  January 31, 1999

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

                                Yes  X    No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.10 par value                       7,386,781
             Class                           Outstanding at March 11, 1999

                  COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

                                  FORM 10-Q
                              January 31, 1999

                                    INDEX

    PART I.   FINANCIAL INFORMATION                             PAGE NO

          Item 1.  Financial Statements:

          Consolidated Condensed Balance Sheets
            January 31, 1999 and October 31, l998                  3

          Consolidated Condensed Statements of Income -
            Three Months Ended January 31, 1999 and 1998           4

          Consolidated Condensed Statements of Cash Flow -
            Three Months Ended January 31, 1999 and 1998           5

          Notes to Consolidated Condensed Financial Statements     6

          Item 2.

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    8


    PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K               12


    SIGNATURES                                                    13

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                  Collins Industries, Inc. and Subsidiaries
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)

                                                January        October
                                                   31,            31,
                                                  1999           1998

    ASSETS
    Current Assets:
      Cash                                    $ 1,009,400      $   143,995
      Receivbles, trade & other                 3,988,234        5,346,051
      Inventories, lower of cost (FIFO)
       or market                               33,606,254       25,271,242
      Prepaid expenses and other current
       assets                                   1,063,589          985,420
         Total current assets                  39,667,477       31,746,708

    Property and equipment, at cost            39,807,920       37,783,917
      Less:  accumulated depreciation          21,500,626       21,038,717
      Net property and equipment               18,307,294       16,745,200
    Other assets                                5,104,598          584,141
         Total assets                         $63,079,369      $49,076,049

    LIABILITIES & SHAREHOLDERS' INVESTMENT
    Current liabilities:
      Current maturities of long-term
       debt & capitalized leases              $ 2,010,032        1,108,750
      Accounts payable                         16,399,276       12,017,444
      Accrued expenses                          4,867,146        2,946,167
          Total current liabilities            23,276,454       16,072,361

    Long-term debt and capitalized leases      19,152,711       12,733,085

    Shareholders' investment:
      Common stock                                742,398          743,088
      Paid-in capital                          18,017,074       18,051,859
      Retained earnings                         1,960,732        1,475,656
      Treasury stock                              (70,000)              --
         Total shareholders' investment        20,650,204       20,270,603
         Total liabilities &
          shareholders' investment            $63,079,369      $49,076,049

    (See accompanying notes)

                  Collins Industries, Inc. and Subsidiaries
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)

                                                   Three Months Ended
                                                        January 31,
                                                  1999             1998

    Sales                                       $38,174,032     $38,480,622
    Cost of sales                                32,499,842      33,435,940

      Gross profit                                5,674,190       5,044,682

    Selling, general and administrative expenses  4,346,537       3,820,458

      Income from operations                      1,327,653       1,224,224

    Other income (expense):
      Interest expense                             (427,681)       (386,629)
      Other, net                                    164,876          80,229

                                                   (262,805)       (306,400)

    Income before provision
      for income taxes                            1,064,848         917,824

    Provision for income taxes                      394,000         320,000


    Net income                                   $  670,848      $  597,824

    Earnings per share
      Basic                                      $      .09      $      .08
      Diluted                                    $      .09      $      .08

    Dividends per share                          $     .025      $     .155

    Weighted average common
     and common equivilent shares
     outstanding:
      Basic                                       7,420,974       7,452,847
      Diluted                                     7,468,975       7,903,702

    (See accompanying notes)

                  Collins Industries, Inc. and Subsidiaries
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (Unaudited)

                                                     Three Months Ended
                                                         January 31,
                                                    1999            1998
    Cash flow from operations:
      Cash received from customers                 $40,823,896    $36,978,808
      Cash paid to suppliers and employees         (37,056,833)   (38,164,207)
      Interest paid                                   (391,301)      (347,935)

        Cash provided by (used in) operations        3,375,762     (1,533,334)

    Cash flow from investing activities:
      Capital expenditures and acquisition          (5,599,938)    (1,588,096)
      Other, net                                       (63,961)      (316,616)

        Cash used in investing activities           (5,663,899)    (1,904,712)

    Cash flow from financing activities:
      Net increase in other borrowings               3,599,561      5,261,678
      Principal payments of long-term debt
        and capitalized leases                        (218,001)      (289,049)
      Proceeds from exercise of stock options            6,126         65,629
      Acquisition and retirement of treasury
       stock                                          (111,600)      (108,000)
      Payment of dividends                            (185,772)    (1,169,525)

         Cash provided by financing activities       3,090,314      3,760,733

    Net increase in cash                               802,177        322,687

    Cash at beginning of period                        207,223        189,152

    Cash at end of period                          $ 1,009,400    $   511,839

    Reconciliation of net income to net cash
    provided by (used in) operations:
      Net income                                   $   670,848    $   597,824
      Depreciation and amortization                    532,159        411,946
      Decrease (increase) in receivables             2,649,864     (1,501,814)
      Decrease (increase) in inventories            (3,312,224)     1,382,792
      Decrease (increase) in prepaid expenses
       and other current assets                        (47,567)       607,733
      Increase (decrease) in accounts payable
       and accrued expenses                          2,882,682     (3,031,815)

    Cash provided by (used in) operations          $ 3,375,762    $(1,533,334)

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

    In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position at January 31, 1999 and the results of operations and the cash flows for the three months ended January 31, 1999 and 1998.

    The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three months ended January 31, 1999 be read in conjunction with the Company's Annual Report for the year ended October 31, 1998.

    (2)  Inventories

    Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

    Major classes of inventories as of January 31, 1999 and October 31, 1998, consisted of the following:

                                           January 31,      October 31,
                                              1999              1998

             Chassis                      $  9,787,561     $  7,916,058
             Raw materials & components     11,687,591        8,871,980
             Work in process                 4,534,056        3,408,167
             Finished goods                  7,597,046        5,075,037
                                           $33,606,254      $25,271,242

    (3)  Earnings per Share

    Dilutive securities, consisting of options to purchase the Company's common stock, included in the calculation of diluted weighted average common shares were 48,001 shares for the three month period ended January 31, 1999, and 450,855 shares for the three month period ended January 31, 1998.

    (4)  Contingencies and Litigation

    At January 31, 1999, the Company had contingencies and litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position.

    (5)  Income Taxes

    The provision for income taxes for three months ended January 31, 1999 is calculated at statutory rates.

    (6)  Acquisitions

    On December 1, 1998, the Company completed the acquisition of all of the common stock of Mid Bus, Inc., a manufacturer of Type A-I and A-II school buses. The acquisition, which was financed through borrowings on the Company's revolving credit facility, and was accounted for as a purchase.


    Item  2  -  Management's  Discussion and  Analysis  of  Financial
                Condition and Results of Operations

    RESULTS OF OPERATIONS:

    Sales

    Sales for the quarter ended January 31, 1999, decreased slightly compared to the same period in fiscal 1998. Sales were flat principally as a result of lower terminal truck sales, partially offset by an increase in bus sales including the impact of Mid Bus, Inc., an Ohio based manufacturer of small school buses. However, the first quarter of fiscal 1998 included a sizable terminal truck order from the United States Postal Service.

    The  Company's  consolidated sales backlog at  January  31,  1999 increased 71% to $57.4 million compared to $33.6 million at October 31, 1998. This increase was across all product lines. Including the Mid Bus acquisition, the backlog of bus product lines increased by 96%, ambulances by 53% and terminal trucks by 45%. The Company's consolidated sales backlog was $44.4 million at January 31, 1998.

    Cost of Sales

    Cost of sales for the quarter ended January 31, 1999 was 85.1% of sales compared to 86.9% for the same period in fiscal 1998. The percentage decrease was principally due to an increase in sales of higher margin bus products, partially offset by an unfavorable sales mix, and lower sales volumes in ambulances and terminal trucks.

    Selling, General and Administrative Expenses

    Selling, general and administrative expenses for the quarter ended January 31, 1999, was 11.4% of sales compared to 9.9% for the same period in fiscal 1998. The percentage increase was principally due to increased marketing expenses associated with direct sales personnel and advertising.

    Other Income (Expense)

    Interest expense increased principally as a result of the Company's increase in borrowings to fund capital asset additions, a plant expansion and the acquisition of Mid Bus, Inc.. This increase was partially offset by an overall reduction of the Company's effective interest rates. The reduction of the
    Company's effective interest rate was principally due to the Company negotiating a lower interest rate with the Bank prior to entering into the July 31, 1998, Loan Agreement and new Industrial Revenue Bond financing.

    Net Income

    The Company's net income for the quarter ended January 31, 1999 was $.7 million ($.09 per share-diluted) compared to $.6 million ($.08 per share-diluted) for the same period in fiscal 1998. The increase in the Company's net earnings was principally attributable to stronger operating results from bus products including those of the newly acquired Mid Bus, Inc. This increase was partially offset by lower profits from ambulance and terminal truck products.

    LIQUIDITY AND CAPITAL RESOURCES:

    The Company used existing credit lines, internally generated funds and supplier financing to fund its operations and capital expenditures for the quarter ended January 31, 1999.

    Cash provided by operations was $3.4 million for the three months ended January 31, 1999 compared to ($1.5) million for the three months ended January 31, 1998. Cash provided by operations principally resulted from the Company's net income ($.7 million), depreciation ($.5 million) an increase in accounts payable ($2.8 million), a decrease in accounts receivable ($2.6 million), and was partially offset by an increase in inventory ($3.3 million), during the three months ended January 31, 1999.

    Cash used in investing activities was $5.7 million for the three months ended January 31, 1999 compared to $1.9 million for the
    three   months   ended  January  31,  1998.   The  increase   was
    principally due to higher capital expenditures including the acquisition of Mid Bus Inc.

    Cash flow provided by financing activities was $3.1 million for the three months ended January 31, 1999 compared to $3.8 million for the three months ended January 31, 1998. This change principally resulted from lower new borrowings for the three months ended January 31, 1999 compared to the same period in 1998. This decrease was partially offset by the payment of special cash dividend of $.13 per share ($1.0 million) in January, 1998.

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

    The Company has developed and begun implementing a plan intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing and telephone/PBX systems, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Y2K identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software that it currently uses will require replacement or modification. A substantial portion of the Company's software relates to prepackaged, copyrighted software written by Mapics, Actionware and American Viking. The Company has obtained Y2K compliant versions of these software packages and has fully converted to the Y2K version of Actionware. The Company has installed the Y2K versions of Mapics and American Viking in a test environment and intends to fully convert to these versions in 1999. Additionally, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Y2K compliant. The Company expects that its overall Y2K plan, which began in fiscal 1998, will be completed by October 31, 1999. However, the Company is in the process of developing a contingency plan for certain internal systems.

    The Company has also contacted significant suppliers such as Ford, General Motors and Cummins concerning the Company's use of embedded technology from such vendors. Significant suppliers have implemented plans to help ensure the uninterrupted supply of goods to their customers, and have initiated efforts to evaluate the status of products using embedded technology.

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

    Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

    This report and other written reports and oral statements made from time to time by the Company may contain so-called "forward-looking statements" about the business, financial conditions, prospects of the Company and year 2000 issues, all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as "expects", "plans", "will", "estimates", "forecasts", "projects", and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. One should understand that it is not possible to predict or identify all factors which involve risks and uncertainties. Consequently, the reader should not consider any such list or listing to be a complete statement of all potential risks or uncertainties.

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

    Item 4 - Submission of Matters to a Vote of Security-Holders
           Not applicable

    Item 5 - Other Information
           Not applicable

    Item 6 - Exhibits and Reports on Form 8-K

           (a)  Exhibits:
                    27.0 - EDGAR Financial Data Schedule

           (b)  Reports on Form 8-K -
                    The Company filed Form 8-K, all of which reported information under Item 5 of Form 8-K, on the following date:

                    December 1, 1998



                                     SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COLLINS INDUSTRIES, INC.
                                       (REGISTRANT)





    DATE    March 11, 1999              /s/ Larry W. Sayre
                                       LARRY W. SAYRE
                                       VICE PRESIDENT - FINANCE AND
                                       CHIEF FINANCIAL OFFICER
                                       (Principal Accounting Officer)