Form 10-Q
period 1999-04-30
COLLINS INDUSTRIES INC
filed 1999-06-03
CIK 21759

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                                FORM 10-Q

    (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended:   April 30, 1999

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

                              Yes  X   No

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.10 par value                        7,525,581
          Class                                Outstanding at May 27, 1999


                 COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

                                 FORM 10-Q
                              April 30, 1999

                                  INDEX

    PART I.   FINANCIAL INFORMATION                           PAGE NO

          Item 1.  Financial Statements:

          Consolidated Condensed Balance Sheets
            April 30, 1999 and October 31, l998                   3

          Consolidated Condensed Statements of Income -
            Three and Six Months Ended April 30, 1999
              and 1998                                            4

          Consolidated Condensed Statements of Cash Flow -
            Six Months Ended April 30, 1999 and 1998              5

          Notes to Consolidated Condensed Financial Statements    6

          Item 2.

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   8


    PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K              12


    SIGNATURES                                                   13

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                  Collins Industries, Inc. and Subsidiaries
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)

                                           April 30,       October 31,
                                              1999            1998

    ASSETS
    Current Assets:
      Cash                                 $   290,454      $  143,995
      Receivables, trade & other             5,711,527        5,346,051
      Inventories, lower of cost (FIFO)
       or market                            39,238,564       25,271,242
    Prepaid expenses and other current
       assets                                  664,807          985,420
        Total current assets                45,905,352       31,746,708

    Property and equipment, at cost         40,740,975       37,783,917
    Less:  accumulated depreciation         22,007,124       21,038,717
       Net property and equipment           18,733,851       16,745,200
    Other assets                             5,111,742          584,141
         Total assets                      $69,750,945      $49,076,049


    LIABILITIES & SHAREHOLDERS' INVESTMENT
    Current liabilities:
      Current maturities of long-term
       debt & capitalized leases           $ 1,510,083      $ 1,108,750
      Accounts payable                      18,632,983       12,017,444
      Accrued expenses                       5,133,537        2,946,167
         Total current liabilities          25,276,603       16,072,361

    Long-term debt and capitalized leases   23,124,039       12,733,085

    Shareholders' investment:
      Common stock                             727,818          743,088
      Paid-in capital                       17,331,081       18,051,859
      Retained earnings                      3,291,404        1,475,656
         Total shareholders' investment     21,350,303       20,270,603
         Total liabilities &
          shareholders' investment         $69,750,945      $49,076,049

    (See accompanying notes)

                   Collins Industries, Inc. and Subsidiaries
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                              Three Months Ended         Six Months Ended
                                  April 30,                  April 30,

                                1999       1998          1999         1998

    Sales                   $46,766,843  $38,332,942  $84,940,875  $76,813,564
    Cost of sales            39,106,258   32,473,612   71,606,100   65,909,552

      Gross profit            7,660,585    5,859,330   13,334,775   10,904,012

    Selling, general and
    administrative expenses   4,764,785    3,901,366    9,100,512    7,710,333

      Income from operations  2,895,800    1,957,964    4,234,263    3,193,679

    Other income (expense):
      Interest expense         (449,154)    (341,551)    (853,055)    (728,180)
      Other, net                 15,062      107,547      145,348      176,285
                               (434,092)    (234,004)    (707,707)    (551,895)

    Income before provision
      for income taxes        2,461,708    1,723,960    3,526,556    2,641,784

    Provision for
     income taxes               946,000      604,000    1,340,000      924,000


    Net income                1,515,708    1,119,960    2,186,556    1,717,784

    Earnings per share:
      Basic                  $      .21   $      .15   $      .30   $      .23
      Diluted                $      .20   $      .14   $      .29   $      .22

    Dividends per share      $     .025   $     .025   $     .050   $     .180

    Weighted average common
    and common equivilent
    shares outstanding:
      Basic                   7,345,677    7,560,060    7,383,950    7,505,898
      Diluted                 7,444,991    7,742,633    7,443,081    7,768,438

    (See accompanying notes)

                     Collins Industries, Inc. and Subsidiaries
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                    (Unaudited)

                                                    Six Months Ended
                                                         April 30,

                                                   1999           1998
    Cash flow from operations:
      Cash received from customers              $85,867,446    $76,744,088
      Cash paid to suppliers and employees      (83,302,134)   (73,577,941)
      Interest paid                                (839,560)      (689,486)
      Income taxes paid                            (683,898)             -

        Cash provided by operations               1,041,854      2,476,661

    Cash flow from investing activities:
      Capital expenditures and acquisition       (6,475,095)    (3,144,067)
      Proceeds from sale of property and
       equipment                                          -        249,166
      Other, net                                   (166,382)      (355,229)

        Cash used in investing activities        (6,641,477)    (3,250,130)

    Cash flow from financing activities:
      Net increase in other borrowings            7,279,643      3,829,563
      Principal payments of long-term debt
        and capitalized leases                     (426,704)    (1,347,023)
      Proceeds from exercise of stock options         6,125         77,566
      Acquisition and retirement of
       treasury stock                               (742,174)     (457,300)
      Payment of dividends                          (370,808)   (1,359,162)

        Cash provided by financing activities      5,746,082       743,644

    Net increase (decrease) in cash                  146,459       (29,825)

    Cash at beginning of period                      143,995       189,152

    Cash at end of period                        $   290,454   $   159,327

    Reconciliation of net income to net cash
    provided by operations:
      Net income                                   2,186,556     1,717,784
      Depreciation and amortization                1,138,937       851,905
      Changes in assets net of Mid Bus
       acquisition
         Decrease (increase) in receivables          926,571       (69,476)
         Decrease (increase) in inventories       (8,944,534)     (610,559)
         Decrease in prepaid expenses and
          other current assets                       351,215       831,049
         Increase (decrease) in accounts
          payable and accrued expenses             5,382,780      (198,557)
         Other                                           329       (45,485)

    Cash provided by operations                  $ 1,041,854   $ 2,476,661

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

    In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position and the results of operations for the three and six months ended April 30, 1999 and 1998, and the cash flows for the six months ended April 30, 1999 and 1998.

    The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three and six months ended April 30, 1999 be read in conjunction with the Company's Annual Report for the year ended October 31, 1998.

    (2)  Inventories

    Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

    Major classes of inventories as of April 30, 1999 and October 31, 1998, consisted of the following:

                                          April 30,         October 31,
                                            1999                1998

           Chassis                       $13,160,300       $  7,916,058
           Raw materials & components     11,033,681          8,871,980
           Work in process                 5,634,082          3,408,167
           Finished goods                  9,410,501          5,075,037
                                         $39,238,564        $25,271,242

    (3)  Loan Agreement

    On April 1, 1999, the Company amended the original Loan Agreement dated July 31, 1998, with NationsBank (the "Bank"). This amendment increased the Company's total credit facility to $37.3 million. The Agreement provides for a revolving credit facility of $22.0 million, a long-term credit facility of $10.3 million, and an acquisition credit facility of $5.0 million. The credit facilities bear interest based on a combination of Eurodollar and the Bank's prime rate.

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

    (4)  Contingencies and Litigation

    At April 30, 1999, the Company had contingencies and litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position.

    (5)  Earnings per Share

    Dilutive securities, consisting of options to purchase the Company's common stock, included in the calculation of diluted weighted average common shares was 99,314 and 182,573 for the quarters ended April 30, 1999 and 1998, respectively. The effect of dilutive stock options on weighted average shares outstanding was 59,131 and 262,540 for the six months ended April 30, 1999 and 1998, respectively.


    Item  2  -  Management's  Discussion and  Analysis  of  Financial
                Condition and Results of Operations

    RESULTS OF OPERATIONS:

    Sales

    Sales for the quarter ended April 30, 1999, increased 22% from the same period in fiscal 1998. This increase was principally due to increased sales of bus and ambulance products partially offset by a decrease in terminal truck sales.

    Sales for the six months ended April 30, 1999, increased 11% over the same period in fiscal 1998. This increase was principally due to higher sales of bus products and was partially offset by lower terminal truck sales.

    The Company's consolidated sales backlog at April 30, 1999 increased 130% to $77.2 million compared to $33.6 million at October 31, 1998. This increase was across all product lines. Including the Mid Bus acquisition, the backlog of bus product lines increased by 193%, ambulances by 89% and terminal trucks by 59%. The Company's consolidated sales backlog was $44.3 million at April 30, 1998. The significant increase in backlog is principally attributable to additional sales and marketing expenditures and higher market demand related to the replacement of non-conforming vans.

    Cost of Sales

    Cost of sales for the quarter ended April 30, 1999 was 83.6% of sales compared to 84.7% for the same period in fiscal 1998. The Company's cost of sales for the six months ended April 30, 1999 was 84.3% of sales compared to 85.8% of sales for the same period in fiscal 1998. The decrease in cost of sales as a percent of sales for the three and six months ended April 30, 1999 was principally due to increased efficiencies in labor and material usage achieved from mechanization, partially offset by an increase in manufacturing overhead.

    Gross Margin

    Gross margins for the three and six months ended April 30, 1999, improved as a result of cost controls implemented over the past several quarters and higher bus product sales. However, the Company experienced increased direct labor rates without any significant increase in selling prices. The labor increases were partially offset by other cost reduction measures and improved operating efficiencies including those resulting from continuing mechanization of manufacturing processes.

    Other Income (Expense)

    Interest expense for the three and six months ended April 30, 1999, increased principally as a result of the Company's increase in borrowings to fund capital asset additions, a plant expansion and the acquisition of Mid Bus, Inc. This increase was partially offset by an overall reduction of the Company's effective interest rates. The reduction of the Company's effective interest rate was principally due to the Company negotiating a lower interest rate with its lead bank and new Industrial Revenue Bond financing.

    Net Income

    The Company's net income for the quarter ended April 30, 1999 was $1.5 million ($.20 per share-diluted) compared to $1.1 million ($.14 per share-diluted) for the same period in fiscal 1998. The increase in the Company's net income was principally attributable to stronger operating results from bus products including those of the newly acquired Mid Bus, Inc.

    The Company's net income was $2.2 million ($.29 per share-diluted) for the six months ended April 30, 1999 compared to $1.7 million ($.22 per share-diluted) for the six months ended April 30, 1998. The net income change was principally due to the same reasons discussed in the immediately preceding paragraph.

    LIQUIDITY AND CAPITAL RESOURCES:

    The Company used existing credit lines, internally generated funds and supplier financing to fund its operations and capital expenditures for the three and six months ended April 30, 1999.

    Cash provided by operations was $1.0 million for the six months ended April 30, 1999 compared to $2.5 million for the six months ended April 30, 1998. Cash provided by operations principally resulted from the Company's net income ($2.2 million), an increase in accounts payable ($5.4 million), depreciation and amortization ($1.1 million), a decrease in receivables ($.9 million), and a decrease in prepaid expenses ($.4 million), and was partially offset by an increase in inventory ($8.9 million), during the six months ended April 30, 1999. Inventories increased principally to support higher sales volumes, to better balance production capacities with related sales demand and to accommodate higher production levels anticipated in the upcoming summer months for bus products.

    Cash used in investing activities was $6.6 million for the six months ended April 30, 1999 compared to $3.3 million for the six months ended April 30, 1998. The increase was principally due to higher capital expenditures including the acquisition of Mid Bus Inc.

    Cash flow provided by financing activities was $5.7 million for the six months ended April 30, 1999 compared to $.7 million for the six months ended April 30, 1998. This change principally resulted from increases in borrowing for the six months ended April 30, 1999. Interest-bearing debt for the three and six months ended April 30, 1999, increased to accommodate higher inventory levels, to finance certain equipment with Industrial Revenue Bonds and to complete the acquisition of Mid Bus, Inc.

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

    The Company has developed and begun implementing a plan intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing and telephone/PBX systems, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Y2K identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software that it currently uses will require replacement or modification. A substantial portion of the Company's software relates to prepackaged, copyrighted software written by Mapics, Actionware and American Viking. The Company has obtained Y2K compliant versions of these software packages and has fully converted to the Y2K version of Actionware. The Company has installed the Y2K versions of Mapicsr and American Viking in a test environment and has fully converted three of the five locations currently using Mapics, and/or American Viking, to the Y2K versions. The Company intends to convert the two remaining locations in 1999. Additionally, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Y2K compliant. The Company expects that its overall Y2K plan, which began in fiscal 1998, will be completed by October 31, 1999. However, the Company is in the process of developing a contingency plan for certain internal systems.

    The Company has also contacted significant suppliers such as Ford, General Motors and Cummins concerning the Company's use of embedded technology from such vendors. Significant suppliers have implemented plans to help ensure the uninterrupted supply of goods to their customers, and have initiated efforts to evaluate the status of products using embedded technology.

    The cost of the Y2K issue is not expected to have a materially adverse impact on the Company's results of operation or adversely affect the Company's relationships with customers, vendors or others. However, there can be no assurance that the Y2K issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

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

    Item 1 - Legal Proceedings
            Not applicable

    Item 2 - Changes in Securities
            Not applicable

    Item 3 - Defaults on Senior Securities
            Not applicable

    Item 4 - Submission of Matters to a Vote of Security-Holders

          The Company's 1999 Annual Meeting of Shareholders was held February 26, 1999. Mr. Don L. Collins and Mr. Don S. Peters were each elected as a director for a three year term. Mr. Collins received 6,670,301 votes for, 206,114 against and no abstentions. Mr. Peters received 6,659,921 votes for, 216,494 against and no abstentions. The other directors whose term of office continued after the meeting were: Donald Lynn Collins, Lewis W. Ediger, Robert E. Lind, Arch G. Gothard III, and William R. Patterson.

          For the fiscal year ending October 31, 1998, the Company also ratified the appointment of its independent public accountants, Arthur Andersen LLP at is 1999 Annual Meeting of Shareholders. Arthur Andersen LLP received 6,800,728 votes for, 47,497 votes against and 28,190 abstentions.

    Item 5 - Other Information
            Not applicable

    Item 6 - Exhibits and Reports on Form 8-K

           (a)     Exhibits:
                   27.0 - EDGAR Financial Data Schedule

                   10.1 - Amendment No. 1. dated as of April 1, 1999, to the Amended and Restated Loan and Security
                   Agreement dated as of July 31, 1998, by and between Collins Industries, Inc., and NationsBank, N.A.

           (b)  Reports on Form 8-K:
                   No reports on Form 8-K were filed durring the
                   quarter ended      April 30, 1999.



                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COLLINS INDUSTRIES, INC.
                                      (REGISTRANT)


    DATE: June 2, 1999                /s/ Larry W. Sayre
                                     LARRY W. SAYRE
                                     VICE PRESIDENT - FINANCE AND
                                     CHIEF FINANCIAL OFFICER
                                     (Principal Accounting Officer)