Form 10-Q
period 1999-07-31
COLLINS INDUSTRIES INC
filed 1999-09-08
CIK 21759

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q


    (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended:   July 31, 1999

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

                              Yes  X     No

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.10 par value                      7,460,406
          Class                              Outstanding at September 8, 1999

                  COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

                                  FORM 10-Q
                                July 31, 1999

                                   INDEX

    PART I.   FINANCIAL INFORMATION                                  PAGE NO

          Item 1.  Financial Statements:

          Consolidated Condensed Balance Sheets
            July 31, 1999 and October 31, l998                          3

          Consolidated Condensed Statements of Income -
            Three and Nine Months Ended July 31, 1999
              and 1998                                                 4

          Consolidated Condensed Statements of Cash Flow -
            Nine Months Ended July 31, 1999 and 1998                   5

          Notes to Consolidated Condensed Financial Statements         6

          Item 2.

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        8


    PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                  12


    SIGNATURES                                                       13


    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                 Collins Industries, Inc. and Subsidiaries
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                (Unaudited)

                                                 July 31,       October 31,
                                                  1999             1998

    ASSETS
    Current assets:
     Cash                                      $   236,140     $   143,995
     Receivables, trade & other                  6,311,192       5,346,051
     Inventories, lower of cost (FIFO)
       or market                                41,431,425      25,271,242
     Prepaid expenses and other current
       assets                                      562,671         985,420
       Total current assets                     48,541,428      31,746,708

     Property and equipment, at cost            40,222,583      37,783,917
     Less:  accumulated depreciation            22,295,504      21,038,717
       Net property and equipment               17,927,079      16,745,200
     Other assets                                5,397,814         584,141
       Total assets                            $71,866,321     $49,076,049

    LIABILITIES & SHAREHOLDERS' INVESTMENT
    Current liabilities:
     Current maturities of long-term
      debt & capitalized leases                $ 1,584,617     $ 1,108,750
     Accounts payable                           20,068,657      12,017,444
     Accrued expenses                            5,792,767       2,946,167
       Total current liabilities                27,446,041      16,072,361

    Long-term debt and capitalized leases       21,704,132      12,733,085

    Shareholders' investment:
     Common stock                                  746,041         743,088
     Paid-in capital                            16,946,703      18,051,859
     Retained earnings                           5,023,404       1,475,656
       Total shareholders' investment           22,716,148      20,270,603
       Total liabilities &
        shareholders' investment               $71,866,321     $49,076,049

    (See accompanying notes)

                     Collins Industries, Inc. and Subsidiaries
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    (Unaudited)

                           Three Months Ended         Nine Months Ended
                                 July 31,                  July 31,
                           1999         1998          1999         1998

    Sales               $52,836,325  $39,289,431   $137,777,200  $116,102,995
    Cost of sales        44,128,448   33,549,606    115,734,548    99,459,158

      Gross profit        8,707,877    5,739,825     22,042,652    16,643,837

    Selling, general and
    administrative
    expenses              5,214,445    4,116,855     14,314,957    11,852,080

     Income from
      operations          3,493,432    1,622,970      7,727,695     4,791,757

    Other income (expense):
     Interest expense      (512,394)    (362,471)    (1,365,449)   (1,090,651)
     Other, net             115,752       96,236        261,100       297,413

                           (396,642)    (266,235)    (1,104,349)     (793,238)

    Income before provision
     for income taxes     3,096,790    1,356,735      6,623,346     3,998,519

    Provision for income
     taxes                1,177,000      476,000      2,517,000     1,400,000


    Net income          $ 1,919,790   $  880,735   $  4,106,346  $  2,598,519

    Earnings per share:
     Basic              $       .27   $      .12   $        .56  $        .35
     Diluted            $       .26   $      .12   $        .55  $        .34

    Dividends per
     share              $      .025   $     .025   $       .075  $       .205

    Weighted average common
     and common equivilent shares
     Outstanding:
      Basic               7,243,498    7,518,533      7,336,618     7,510,156
      Diluted             7,504,776    7,624,141      7,465,421     7,729,063

    (See accompanying notes)

                       Collins Industries, Inc. and Subsidiaries
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                     (Unaudited)

                                                   Nine Months Ended
                                                        July 31,
                                                   1999          1998
    Cash flow from operations:
     Cash received from customers              $138,104,106   $118,677,429
     Cash paid to suppliers and employees      (132,523,103)  (114,246,674)
     Interest paid                               (1,310,821)    (1,051,957)
     Income taxes paid                           (1,358,028)      (901,457)

        Cash provided by operations               2,912,154      2,477,341

    Cash flow from investing activities:
     Capital expenditures and acquisition        (7,114,816)    (4,657,208)
     Proceeds from sale of property and
      equipment                                     986,437        481,341
     Other, net                                    (538,395)      (435,658)

        Cash used in investing activities        (6,666,774)    (4,611,525)

    Cash flow from financing activities:
     Net increase in other borrowings             6,207,402      6,196,375
     Principal payments of long-term debt
      and capitalized leases                       (699,836)    (1,978,541)
    Proceeds from exercise of stock options         158,742         97,878
    Acquisition and retirement of treasury
     stock                                       (1,260,946)      (671,690)
    Payment of dividends                           (558,597)    (1,547,717)

        Cash provided by financing activities     3,846,765      2,096,305

    Net increase (decrease) in cash                  92,145        (37,879)

    Cash at beginning of period                     143,995        189,152

    Cash at end of period                      $    236,140   $    151,273

    Reconciliation of net income to net cash provided by operations:
     Net income                                $  4,106,346   $  2,598,519
     Depreciation and amortization                1,771,091      1,322,051
     Changes in assets and liabilities net
      of Mid Bus acquisition
       Decrease in receivables                      326,906      2,574,434
       Increase in inventories                  (11,137,395)    (1,451,480)
       Decrease in prepaid expenses and
        other current assets                        453,351        847,545
       Increase (decrease) in accounts
        payable and accrued expenses              7,477,684     (3,341,448)
       Other                                        (85,829)       (72,280)

    Cash provided by operations                $  2,912,154   $  2,477,341

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

    In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position and the results of operations for the three and nine months ended July 31, 1999 and 1998, and the cash flows for the nine months ended July 31, 1999 and 1998.

    The Company suggests that the unaudited consolidated condensed financial statements for the three and nine months ended July 31, 1999 be read in conjunction with the Company's Annual Report for the year ended October 31, 1998.

    Under the previously adopted 1997 Ominbus Incentive Plan, the Company issued 253,000 shares of common stock on May 14, 1999, in the form of restricted stock awards. Shares were issued as an incentive to retain key employees, officers and directors. Of these shares, 4,000 and 249,000 will vest on May 14, 2001, and May 14, 2002, respectively.

    (2)  Inventories

    Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

    Major classes of inventories as of July 31, 1999 and October 31, 1998, consisted of the following:

                                          July 31,       October 31,
                                            1999            1998

         Chassis                        $12,954,905     $  7,916,058
         Raw materials & components      10,035,934        8,871,980
         Work in process                  5,865,037        3,408,167
         Finished goods                  12,575,549        5,075,037
                                        $41,431,425      $25,271,242
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

    (4)  Contingencies and Litigation

    At July 31, 1999, the Company had contingencies and litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial statements.

    (5)  Earnings per Share

    Dilutive securities, consisting of options to purchase the Company's common stock, and restricted stock awards included in the calculation of diluted weighted average common shares was 261,278 and 105,608 for the three months ended July 31, 1999 and 1998, respectively. The effect of dilutive stock options, and restricted stock awards on weighted average shares outstanding was 128,803 and 218,907 for the nine months ended July 31, 1999 and 1998, respectively.

    Item  2  -  Management's  Discussion and  Analysis  of  Financial
                Condition and Results of Operations

    RESULTS OF OPERATIONS:

    Sales

    Sales for the quarter ended July 31, 1999, increased 35% from the same period in fiscal 1998. This increase was principally due to increased sales of bus and ambulance products partially offset by a decrease in terminal truck sales.

    Sales for the nine months ended July 31, 1999, increased 19% over the same period in fiscal 1998. This increase was principally due to higher sales of bus and ambulance products partially offset by a decrease in terminal truck sales.

    The Company's consolidated sales backlog at July 31, 1999 increased 119% to $73.5 million compared to $33.6 million at October 31, 1998. This increase was across all product lines. Including the Mid Bus acquisition, the backlog of bus product lines increased by 136%, ambulances by 106% and terminal trucks by 104%. The Company's consolidated sales backlog was $39.0 million at July 31, 1998. The significant increase in backlog is principally attributable to additional sales and marketing expenditures and higher market demand related to the replacement of non-conforming vans.

    Cost of Sales

    Cost of sales for the three months ended July 31, 1999 was 83.5% of sales compared to 85.4% for the same period in fiscal 1998. The Company's cost of sales for the nine months ended July 31, 1999 was 84.0% of sales compared to 85.7% of sales for the same period in fiscal 1998. The decrease in cost of sales as a percent of sales for the three and nine months ended July 31, 1999 was principally due to increased efficiencies in labor and material
    usage  achieved  from  mechanization,  partially  offset  by   an
    increase in manufacturing overhead.

    Gross Margin

    Gross margins for the three and nine months ended July 31, 1999, improved as a result of cost controls implemented over the past several quarters and higher bus product sales. However, the Company experienced increased direct labor rates without any significant increase in selling prices. The labor increases were partially offset by other cost reduction measures and improved operating efficiencies including those resulting from continuing mechanization of manufacturing processes.

    Other Income (Expense)

    Interest expense for the three and nine months ended July 31, 1999, increased principally as a result of the Company's increase in borrowings to fund additional inventory, capital asset additions, a plant expansion and the acquisition of Mid Bus, Inc. This increase was partially offset by an overall reduction of the Company's effective interest rates. The reduction of the
    Company's effective interest rate was principally due to the Company negotiating a lower interest rate with its lead bank and new Industrial Revenue Bond financing.

    Net Income

    The Company's net income for the three months ended July 31, 1999 was $1.9 million ($.26 per share-diluted) compared to $.9 million ($.12 per share-diluted) for the same period in fiscal 1998. The increase in the Company's net income was principally attributable to stronger operating results from bus products including those of the newly acquired Mid Bus, Inc.

    The Company's net income was $4.1 million ($.55 per share-diluted) for the nine months ended July 31, 1999 compared to $2.6 million ($.34 per share-diluted) for the nine months ended July 31, 1998. The net income change was principally due to the same reasons discussed in the immediately preceding paragraph.

    LIQUIDITY AND CAPITAL RESOURCES:

    The Company used existing credit lines, internally generated funds and supplier financing to fund its operations and capital expenditures for the three and nine months ended July 31, 1999.

    Cash provided by operations was $2.9 million for the nine months ended July 31, 1999 compared to $2.5 million for the nine months ended July 31, 1998. Cash provided by operations principally resulted from the Company's net income ($4.1 million), an increase in accounts payable ($7.5 million), depreciation and amortization ($1.8 million), a decrease in receivables ($.3 million), and a decrease in prepaid expenses ($.5 million), and was partially offset by an increase in inventory ($11.1 million), during the nine months ended July 31, 1999. Inventories increased principally to support higher sales volumes, to better balance production capacities with related sales demand and to accommodate higher production levels during the summer months for bus products.

    Cash used in investing activities was $6.7 million for the nine months ended July 31, 1999 compared to $4.6 million for the nine months ended July 31, 1998. The increase was principally due to higher capital expenditures including the acquisition of Mid Bus Inc.

    Cash flow provided by financing activities was $3.8 million for the nine months ended July 31, 1999 compared to $2.1 million for the nine months ended July 31, 1998. This change principally resulted from increases in borrowing for the nine months ended July 31, 1999. Interest-bearing debt for the three and nine months ended July 31, 1999, increased to finance the acquisition of Mid Bus, Inc., accommodate higher inventory levels, and to finance certain equipment with Industrial Revenue Bonds.

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

    The Company has developed and is in the later stages of implementing a plan intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing and telephone/PBX systems, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Y2K identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software that it currently uses will require replacement or modification. A substantial portion of the Company's software relates to prepackaged, copyrighted software written by Mapicsr, Actionwarer and American Vikingr. The Company has obtained Y2K compliant versions of these software packages and has fully converted to the Y2K version of Actionwarer. The Company has installed the Y2K versions of Mapicsr and American Vikingr in a test environment and has fully converted four of the five locations currently using Mapicsr, and/or American Vikingr, to the Y2K versions. The Company intends to convert the one remaining location in the fourth quarter of fiscal 1999. Additionally, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Y2K compliant. The Company expects that its overall Y2K plan, which began in fiscal 1998, will be completed by October 31, 1999. These conversions should ensure proper functionality of computer equipment and software. However, the Company has no contingency plan.

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

    Item 3 - Defaults on Senior Securities
        Not applicable

    Item 4 - Submission of Matters to a Vote of Security-Holders
        Not applicable

     Item 5 - Other Information
        Not applicable

    Item 6 - Exhibits and Reports on Form 8-K

       (a)     Exhibits:

               10.1 - Amendment No. 1. dated as of April 1, 1999, to the Amended and Restated Loan and Security
               Agreement dated as of July 31, 1998, by and between Collins Industries, Inc., and NationsBank,
               N.A.  (Incorporated herein by reference to exhibit
               10.1 to the Registrant's Report on Form 10-Q for the quarterly period ended April 30, 1999.)

               10.2 - Loan Agreement dated April 1, 1999, between
               Longview Industrial Corporation and Collins Industries, Inc.

               10.3 - 1999 Supplemental Lease dated June 1, 1999, by and between the City of South Hutchinson, Kansas and Collins Bus Corporation. Original Lease dated August 1, 1984 and a November 15, 1997, Amended and Restated Lease between the same parties.

               27.0 - EDGAR Financial Data Schedule

     (b)  Reports on Form 8-K:
               No reports on Form 8-K were filed during the quarter ended
               July 31, 1999.


                               SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COLLINS INDUSTRIES, INC.
                                      (REGISTRANT)



    DATE: September 8, 1999           /s/ Larry W. Sayre
                                      LARRY W. SAYRE
                                      VICE PRESIDENT - FINANCE AND
                                      CHIEF FINANCIAL OFFICER
                                      (Principal Accounting Officer)