Form 10-K
period 1999-10-31
COLLINS INDUSTRIES INC
filed 2000-01-18
CIK 21759

Securities and Exchange Commission
                          Washington, DC  20549

                                FORM 10-K

    (Mark One)
    [  X  ]  Annual  report pursuant to section 13 or  15(d)  of  the
             Securities Exchange Act of 1934 (Fee Required)
    For the fiscal year ended October 31, 1999 or
    [     ]  Transition report pursuant to section 13 or 15(d) of the
             Securities Exchange Act of 1934 (No Fee Required)
    For the transition period from _________ to ___________

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

                             Yes  X       No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X )

    The aggregate market value of voting stock held by non-affiliates of the registrant was $ 30,401,729 as of January 10, 2000.

    The number of shares of Common Stock outstanding on January 10, 2000 was 7,475,406.

                      Documents Incorporated by Reference

    The following are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:
             Document:                          Part of Form 10-K
    Proxy Statement for Annual Meeting
    of  Shareholders on February 25,  2000          Part  III

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

    In the U.S., Collins is the largest manufacturer of ambulances, the second largest manufacturer of terminal trucks and a leading manufacturer of small school buses, shuttle and mid-size commercial buses and commercial bus chassis. The Company sells its products under several well-known trade names, including Wheeled Coach (ambulances), Collins Bus and Mid Bus (small school buses), World Trans (commercial buses), and Capacity (terminal trucks).

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

    See   "Note   7   to   Consolidated  Financial  Statements"   for
    quantitative segment information.

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

    Buses.   The  Company manufactures small school buses, commercial
    and shuttle buses at its Bluffton, Ohio facility and at its Hutchinson and South Hutchinson, Kansas facilities.

      School Buses. The Company manufactures small Type A school buses which carry from 16 to 24 passengers. The majority of Type A school buses currently built by the Company are produced by fabricating the body and mounting it on a vendor-supplied, dual rear-wheel or single rear-wheel, cutaway chassis. The Company was the first manufacturer to produce a Type A school bus on this type of chassis, which permits greater seating capacity than a van chassis. School buses are produced in compliance with Federal, state and local laws regarding school transportation vehicles.

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

    Sales Terms

    The Company produces the majority of its products on an order-only basis. Most products are delivered on a cash basis. Products sold on a direct basis (not through dealers) are sold on trade terms common to the respective industry. Finished goods that are reflected on the financial statements are generally completed units that are ready for customer delivery. Sales to dealers have generally been financed through an unrelated third party for the dealers, resulting in payment generally within days of the sale.

    Customer Concentration

    The Company has no single customer whose loss would have a material adverse effect on the Company as a whole.

    Sales Backlog

    The sales backlog at October 31, 1999 was approximately $59.6 million. This compares to $33.6 million at October 31, 1998. In the opinion of management, the majority of this sales backlog will be shipped during the coming year.

    Governmental Sales

    The Company has pursued, and will continue to pursue, opportunities in government sales as they occur. No material portion of the Company's business, however, is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

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

    Competition

    The  markets  for most of the Company's product  lines  are  very competitive, and the Company currently has several direct competitors in most markets. Some of these competitors may have greater relative resources. The Company believes it can compete successfully (i) in the ambulance market on the basis of the quality and price of its products, its design engineering and product innovation capabilities and the strength of the Wheeled Coach brand name, (ii) in the small school bus market on the basis of its product price and quality and favorable recognition of its Collins Bus and Mid Bus brand names and (iii) in the commercial bus market on the basis of its various product models, product quality, price and distribution network.

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

    Research and Development Costs

                                             1999        1998         1997
    Research and Development Expenses     $154,688     $185,982     $162,002

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

    Employees

    The Company employs approximately 1,000 persons full time, including officers and administrative personnel. The Company has not experienced any strikes or work stoppages due to labor problems and considers its relations with its employees to be satisfactory.

    Export Sales

    See "Note 7 to the Consolidated Financial Statements".

    Item 2.  PROPERTIES

    The following table sets forth certain information with respect to the Company's manufacturing and office facilities. The Company owns all properties listed below in fee simple, except as otherwise noted.

                                                                   Approximate
    Location                      Use                             Size (sq ft)

    Hutchinson, Kansas            Corporate headquarters                5,000
    Hutchinson, Kansas            Ambulance production; Wheelchair    216,000
                                  lifts and accessories production;
                                  Office space
    So Hutchinson, Kansas(1),(2)  Small school bus and commercial     247,000
                                  bus production; Office space
    Orlando, Florida (1)          Ambulance production; Office space  309,000
    Longview,  Texas  (3)         Terminal truck production; Chassis  150,000
                                  production; Office space
    Mansfield, Texas (1)          Ambulance sales, service and         25,000
                                  distribution center
    Bluffton, Ohio (4)            Small school bus and commercial     186,000
                                  bus production; Office space
    ___________________
    (1) This property is pledged as collateral to secure payment of the Company's debt obligations. See "Note 2 to Consolidated Financial Statements."
    (2) This facility and certain related equipment are financed by industrial revenue bonds in the original principal amounts of $1,250,000 in 1999 and $3,500,000 in 1998 issued by the city of South Hutchinson under lease purchase agreements.
    (3) This facility and certain related equipment are financed by industrial revenue bonds in the original principal amount of $4,200,000 in 1999 issued by the Longview Industrial Corporation, Longview, Texas.
    (4) This property is leased until December 31, 2004, with an option to renew for two additional five year terms or purchase after January 1, 2001.

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

    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended
    October 31, 1999.

                                    PART II

    Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS

    Collins Industries, Inc. common stock is quoted on the Nasdaq Stock Market under the symbol COLL. The following table sets forth the high and low sales prices per share of the common stock as reported by the Nasdaq Stock Market. The Company's common stock had 594 shareholders of record at October 31, 1999.

                                  FISCAL 1999

                                                    Volume
                 Quarter      High        Low       (000s)
                 First        4-5/8      3-5/16      546
                 Second       5-1/4      3-3/4       544
                 Third        6-7/8        4         710
                 Fourth       7-3/16     4-1/2       918

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

    Item 6.  SELECTED FINANCIAL DATA
    Operating History
    (In thousands except share and per-share data)

    Fiscal years ended
    October 31,                 1999(a)    1998      1997      1996      1995

    Sales                      $196,398  $156,445  $157,522  $151,879  $140,725
    Cost of sales               165,978   134,427   131,807   129,652   123,911
    Gross profit                 30,420    22,018    25,715    22,227    16,814
    Selling, general and
     administrative
     (includes research &
      development)               20,046    16,124    15,379    15,236    13,925
    Income from operations       10,373     5,894    10,336     6,991     2,889
    Other income (expenses):
    Interest, net                (1,820)   (1,400)   (1,643)   (2,241)   (2,783)
    Other, net                      316       243       150       262       (27)
    Income from continuing
     operations before
     provision for income taxes
     and extraordinary items      8,870     4,737     8,843     5,012        79
    Provision for income taxes    3,460     1,710     1,600         -         -
    Income before extraordinary
     items                        5,410     3,027     7,243     5,012        79
    Extraordinary items               -         -         -         -      (420)
    Net income (loss)            $5,410    $3,027    $7,243    $5,012   $  (341)
    Earnings (loss) per share-diluted:
     Income before extraordinary
      items                      $  .72    $  .39    $  .94    $  .66   $   .01
     Extraordinary items              -         -         -         -      (.06)
     Net income (loss)              .72       .39       .94       .66      (.05)
    Dividends per share          $  .10    $  .23    $ .075    $    -   $     -
    Weighted average shares
     outstanding - diluted    7,551,247 7,685,267 7,711,221 7,621,403 7,240,926
    Depreciation and
     amortization                $2,568    $1,795    $1,782    $2,128    $3,040
          (a)  1999 includes results from Mid Bus acquisition.

    Financial Position
    (In thousands except share and per-share data)

    Fiscal years ended
    October 31,               1999       1998       1997       1996       1995

    Current assets         $ 42,803   $ 31,747   $ 34,002   $ 32,640   $ 32,086
    Current liabilities      26,658     16,072     18,959     18,436     18,670
    Working capital          16,145     15,675     15,043     14,204     13,416
    Total assets             66,421     49,076     47,163     45,744     46,881
    Long-term debt and
     capitalized leases
     (less current
      maturities)            15,803     12,733      8,362     13,418     19,406
    Shareholders' investment 23,960     20,271     19,842     13,891      8,805
    Book value per share       3.21       2.73       2.69       1.91       1.21

    Financial Comparisons

    Fiscal years ended
    October 31,                1999     1998     1997     1996     1995

    Gross profit margin       15.5%     14.0%    16.3%    14.6%    11.9%
    Net profit margin          2.8%      1.9%     4.6%     3.3%      NA
    Selling, general and
     administrative
     (including R&D) as
      percent of sales        10.2%     10.3%     9.8%    10.0%     9.9%
    Current ratio             1.6:1     2.0:1    1.8:1    1.8:1    1.7:1
    Long-term debt and
     capitalized leases
     to shareholders'
     investment               0.7:1     0.6:1    0.4:1    1.0:1    2.2:1
    Manufacturing space
     (000's square feet)      1,014       988      898      898      978

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

    RESULTS OF OPERATIONS

    Fiscal 1999 Compared to Fiscal 1998. Sales for fiscal 1999 increased 25.5% to $196.4 million compared to $156.4 million in fiscal 1998. This increase was principally due to increased sales of bus and ambulances products. The sales increase in bus products principally resulted from the impact of nonconforming vans being replaced with small Type A school buses and the acquisition of Mid Bus, Inc. in December, 1998.

    At October 31, 1999, the Company's consolidated sales backlog increased 77% to $59.6 million compared to $33.6 million at October 31, 1998. This increase was across all product lines. Including the Mid Bus acquisition, the backlog of bus product lines increased by 33%, ambulances by 131% and terminal trucks by 53%. The significant increase in backlog is principally attributable to additional sales and marketing expenditures and higher market demand related to the replacement of non-conforming vans. The Company believes a majority of its consolidated sales backlog will be shipped in fiscal 2000.

    Cost of sales for fiscal 1999 was 84.5% of sales compared to 85.9% of sales in fiscal 1998. The percentage decrease was principally due to increased efficiencies in labor and material usage achieved from mechanization, partially offset by an increase in manufacturing overhead.

    Selling, general and administrative expenses for fiscal 1999 were flat at $19.9 million or 10.1% of sales compared to $15.9 million or 10.2% of sales in fiscal 1998.

    Interest   expense  increased  principally  due   to   additional
    borrowings from the Company's lead bank and from additional Industrial Revenue Bond (IRB) debt which was principally used to fund the acquisition of Mid Bus, Inc. and capital expenditures.

    Income tax expense in fiscal 1999 was $3.5 million. Income tax expense as a percentage of pretax income was 39% in fiscal 1999 compared to 36% in fiscal 1998. Income tax expense as a percent of pretax income increased principally as a result of higher state taxes resulting from the Mid Bus acquisition.

    The Company's net income in fiscal 1999 increased to $5.4 million ($.72 per share-diluted) compared to $3.0 million ($.39 per share-
    diluted)   in   fiscal  1998.   This  increase  was   principally
    attributable to stronger operating results from bus products including those of the newly acquired Mid Bus, Inc., partially offset by higher tax rates and lower profit on ambulances.

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

    Cost of sales for fiscal 1998 was 86.0% of sales compared to 83.7% of sales in fiscal 1997. The percentage increase was principally due to the impact of higher program discounts and sales incentives in fiscal 1998 on closing out 1997 models, wage increases in fiscal 1998 at rates higher than inflation due to work force shortages in all geographic areas, and a one-time $1.2 million gain from the sale of the Company's UVLr product line in fiscal 1997 which was recorded as a reduction of cost of sales.

    Selling, general and administrative expenses for fiscal 1998 were $15.9 million or 10.2% of sales compared to $15.2 million or 9.6% of sales in fiscal 1997. These increases principally resulted from higher marketing expenses associated with direct sales personnel and advertising.

    Interest expense decreased principally due to negotiation of lower interest rates with the Company's lead bank. This decrease was partially offset by additional borrowings from the Company's lead bank and from additional IRB debt which were principally used to fund capital expenditures.

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

    The Company's net income in fiscal 1998 decreased to $3.0 million ($.39 per share-diluted) compared to $7.2 million ($.94 per share-diluted) in fiscal 1997. This decrease principally resulted from profit declines from ambulance and terminal truck products, higher income taxes and the one-time gain from the sale of the UVL product line recorded in fiscal 1997. These decreases were partially offset by higher profit contributions from bus products and lower interest costs.

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

    Cash provided by operations was $10.2 million in fiscal 1999 compared to $4.1 million in fiscal 1998. Principal sources of the 1999 cash provided by operations were from Company profits and increases in accounts payable, reductions of accounts receivable and accrued expenses. These sources of cash from operations were offset by increase in inventories.

    Cash provided by operations was $4.1 million in fiscal 1998 compared to $8.1 million in fiscal 1997. Principal sources of the 1998 cash provided by operations were from Company profits and reductions of accounts receivable, inventories and prepaid expenses. These sources of cash from operations were offset by reductions in accounts payable and accrued expenses.

    Cash provided by operations was $8.1 million in fiscal 1997 compared to $5.8 million in fiscal 1996. Primary sources of the 1997 cash provided by operations related to the Company's improved profit levels and reductions in accounts receivable. The sources of cash from operations were partially offset by increased income taxes paid and increases in inventories and a prepaid expense.

    Cash used in investing activities was $7.6 million in fiscal 1999 compared to $5.8 million in fiscal 1998. In fiscal 1999 the principal use of cash for investing purposes was for the acquisition of Mid Bus, Inc., and capital expenditures related to the Company's expansion of its bus and terminal truck production facilities. Cash used in investing activities was $5.8 million in fiscal 1998 compared to $1.8 million in fiscal 1997. In fiscal 1998 the principal use of cash for investing purposes was for the acquisition of new property and equipment. Approximately $3.8 million of fiscal 1998 capital expenditures related to the Company's expansion of its bus production facilities. Cash used in investing activities was $1.8 million in fiscal 1997 compared to $.3 million in fiscal 1996. In fiscal 1997 the principal use of cash for investing activities related to the acquisition of property and equipment and certain other assets.

    Cash used in financing activities was $2.4 million in fiscal 1999 compared to cash provided by financing activities of $1.7 million in fiscal 1998. In fiscal 1999, the Company made additional long-term borrowings of $5.6 million and used cash of $6.1 million to reduce other long-term debt, $1.2 million to purchase and retire
    common  stock  and  $.7  million to  pay  cash  dividends.   Cash
    provided by financing activities was $1.7 million in fiscal 1998 compared to cash used in financing activities of $6.4 million in fiscal 1997. In fiscal 1998, the Company made additional long-term borrowings of $6.4 million and used cash of $2.2 million to reduce other long-term debt, $.9 million to purchase and retire
    common stock and $1.7 million to pay cash dividends.   Cash  used
    in financing activities was $6.4 million in fiscal 1997 compared to $6.0 million in fiscal 1996. In fiscal 1997 the Company used cash to reduce its long-term borrowings by $5.1 million, to purchase and retire common stock of $.8 million and to pay cash dividends totaling $.6 million.

    The Company believes that its cash flows from operations and its credit facility with its lead bank will be sufficient to satisfy its future working capital, capital expenditure requirements and anticipated dividends.

    At October 31, 1999 there were no significant or unusual contractual commitments or capital expenditure commitments.

    On December 1, 1998, the Company completed the purchase of all of the common stock of Mid Bus, Inc., a manufacturer of Type A-I and A-II school buses. The purchase was financed through borrowings on the Company's revolving credit facility.

    Recently Issued Accounting Standards

    Statement of Financial Account Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities" as amended by (SFAS) No. 137, are effective for the Company's 2001 fiscal year and, based on the companies current understanding, are not expected to have a material effect on the Company's financial position or results of operations.

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

    The Company has implemented a plan intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing and telephone/PBX systems, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Y2K identification, assessment, remediation, and testing efforts. A substantial portion of the Company's software relates to prepackaged, copyrighted software written by Mapicsr,
    Actionware  and  American  Viking.   The  Company   has   fully
    converted to Y2K compliant versions of these software packages. Additionally, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Y2K compliant. The Company is not aware of any Y2K failure of its computer equipment and software that would have a maerial impact on the Company, and believes that a contingency plan is unnecessary.

    Significant suppliers have implemented plans to help ensure the uninterrupted supply of goods to their customers, and have undertaken efforts to evaluate the status of products using embedded technology.

    The cost of the Y2K issue is not expected to have a materially adverse impact on the Company's results of operation or adversely affect the Company's relationships with customers, vendors or others. However, until the further passage of time, there can be no assurance that the Y2K issues of other entities will not have a material adverse impact on the Company results of operations.

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

    Quantitative and Qualitative Disclosures About Market Risk

    The Company is exposed to market risk relating to interest rates on its fixed rate debt. Interest rate risk is not material to the Company's consolidated financial position or results of operations.

    Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Collins Industries, Inc. and Subsidiaries
    CONSOLIDATED STATEMENTS OF INCOME
    For  the years ended October 31,

                                       1999           1998           1997

    Sales                          $196,398,056   $156,445,451   $157,522,016
    Cost of sales                   165,978,436    134,427,383    131,807,121
         Gross profit                30,419,620     22,018,095     25,714,895
    Selling, general and
     administrative expenses         19,891,803     15,937,649     15,216,609
    Research and development
     expenses                           154,688        185,982        162,002

         Income from operations      10,373,129      5,894,437      10,336,284


    Other income (expense):
       Interest, net                 (1,819,986)    (1,399,984)     (1,642,573)
       Other, net                       316,358        242,647         149,505

                                     (1,503,628)    (1,157,337)     (1,493,068)

        Income before provision
         for income taxes             8,869,501      4,737,100       8,843,216

    Provision for income taxes        3,460,000      1,710,000       1,600,000

        Net income                  $ 5,409,501    $ 3,027,100     $ 7,243,216


    Earnings per share
       Basic                        $       .74    $       .40     $       .99

       Diluted                      $       .72    $       .39     $       .94

    Dividends per share             $       .10    $       .23     $      .075


    The accompanying notes are an integral part of these consolidated statements.

    Collins Industries, Inc. and Subsidiaries
    CONSOLIDATED BALANCE SHEETS
    October 31,

                    ASSETS                          1999            1998
    Current assets:
      Cash                                      $   344,948     $   143,995
      Receivables                                 5,146,834       5,346,051
      Inventories                                36,218,152      25,271,242
      Prepaid expenses and other current
       assets                                     1,092,872         985,420
          Total current assets                   42,802,806      31,746,708

    Property and equipment, at cost:
      Land and improvements                       2,812,804       2,538,457
      Buildings and improvements                 17,337,826      17,466,615
      Machinery and equipment                    17,380,252      14,498,992
      Office furniture and fixtures               3,704,020       3,279,853
                                                 41,234,902      37,783,917
      Less - accumulated depreciation            22,895,341      21,038,717
                                                 18,339,561      16,745,200
    Other assets                                  5,279,028         584,141
                                                $66,421,395     $49,076,049


         LIABILITIES & SHAREHOLDERS' INVESTMENT
    Current liabilities:
      Current maturities of long-term debt
       and capitalized leases                    $ 1,460,113    $ 1,108,750
      Accounts payable                            19,321,738     12,017,444
      Accrued expenses                             5,875,654      2,946,167
          Total current liabilities               26,657,505     16,072,361

    Long-term debt and capitalized leases         15,803,399     12,733,085

    Commitments and contingencies

    Shareholders' investment:
      Preferred stock, $.10 par value
        Authorized - 750,000 shares
        Outstanding - No shares outstanding
      Capital stock, $.10 par value
        Authorized - 3,000,000 shares
        Outstanding - No shares outstanding
      Common stock, $.10 par value
        Authorized - 17,000,000 shares
         Issued - 7,465,406 shares in 1999;
          and 7,430,881 in 1998                       746,541       743,088
      Paid-in capital                              18,094,900    18,051,859
      Deferred compensation                        (1,033,521)            -
      Retained earnings                             6,152,571     1,475,656

          Total shareholders' investment           23,960,491    20,270,603

                                                  $66,421,395   $49,076,049

    The accompanying notes are an integral part of these consolidated balance sheets.

    Collins Industries, Inc. and Subsidiaries
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the years ended October 31,

                                          1999           1998          1997
    Cash flow from operations:
     Cash received from customers  $ 197,889,320  $ 157,845,373  $ 159,086,052
     Cash paid to suppliers and
      employees                     (183,319,810)  (150,697,953)  (147,534,561)
    Interest paid, net                (1,813,342)    (1,456,095)    (1,759,087)
    Income taxes paid                 (2,561,370)    (1,628,444)    (1,650,700)
      Cash provided by operations     10,194,798      4,062,881      8,141,704

    Cash flow from investing activities:
     Capital expenditures and
      acquisition                     (7,939,070)    (5,958,283)    (1,731,543)
     Proceeds from sale of
      property and equipment             994,263        478,150         16,500
     Expenditures for other assets      (643,526)      (284,849)       (97,995)
      Cash used in investing
       activities                     (7,588,333)    (5,764,982)    (1,813,038)

    Cash flow from financing activities:
     Principal payments of long-term
      debt and capitalized leases     (6,121,542)    (2,168,041)    (5,087,017)
     Addition to long-term debt
      and capitalized leases           5,603,872      6,423,421              -
     Purchase of common stock and
      other capital transactions      (1,155,256)      (862,525)      (754,230)
     Payment of dividends               (732,586)    (1,735,911)      (553,672)
       Cash provided by (used in)
        financing activities          (2,405,512)     1,656,944     (6,394,919)

    Net increase (decrease) in
     cash                                200,953        (45,157)       (66,253)
    Cash at beginning of year            143,995        189,152        255,405

    Cash at end of year            $     344,948  $     143,995  $     189,152


    Reconciliation of net income to net
    Cash provided by operations:
      Net income                   $   5,409,501  $   3,027,100  $   7,243,216
      Depreciation and
       amortization                    2,567,718      1,795,336      1,781,740
    Changes in assets net of Mid
     Bus acquisition
      Decrease in receivables          1,491,264      1,399,922      1,564,036
      Decrease (increase) in
       inventories                    (5,924,122)       414,780     (2,070,863)
      Decrease (increase) in
       prepaid expenses                  (76,850)       395,578       (921,723)
      Increase (decrease) in
       accounts payable                5,735,682     (2,183,531)       471,931
      Increase (decrease) in
       accrued expenses                1,077,970       (717,215)        82,651
      Gain on sale of property
       and equipment                     (86,365)       (69,089)        (9,284)
         Cash provided by
          operations               $  10,194,798  $   4,062,881  $   8,141,704

    The accompanying notes are an integral part of these consolidated statements.

    Collins Industries, Inc. and Subsidiaries
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
    For the years ended October 31,


                                        Common Stock             Paid-In
                                     Shares      Amount          Capital
    Balance October 31, 1996       7,274,110   $727,411        $19,701,491

    Stock issued under Stock
     Option Plans                    275,196     27,520            (86,097)
    Amortization of deferred
     Compensation                          -          -             15,799
    Net income                             -          -                  -
    Cash dividends paid                    -          -                  -
    Purchase and retirement
     of treasury stock              (163,625)   (16,363)          (934,825)
    Tax benefit from exercise of
     Stock options                         -          -            222,535

    Balance October 31, 1997       7,385,681    738,568         18,918,903

    Stock issued under Stock
     Option Plans                    228,500     22,850             75,028
    Net income                             -          -                  -
    Cash dividends paid                    -          -                  -
    Purchase and retirement of
     treasury stock                 (183,300)   (18,330)          (955,729)
    Tax benefit from exercise of
     Stock options                         -          -             13,657

    Balance October 31, 1998       7,430,881   $743,088        $18,051,859

    Stock issued under Stock
     Option Plans                     26,320      2,632             90,138
    Issuance of restricted
     stock awards                    253,000     25,300          1,176,450
    Amortization of restricted
     stock awards                          -          -                  -
    Net income                             -          -                  -
    Cash dividends paid                    -          -                  -
    Purchase and retirement of
     treasury stock                 (244,795)   (24,479)        (1,236,465)
    Tax benefit from exercise of
     stock options                         -          -             12,918

    Balance October 31, 1999       7,465,406   $746,541        $18,094,900

    Collins Industries, Inc. and Subsidiaries
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT - CON'T
    For the years ended October 31,

                                              Retained
                                              Earnings            Deferred
                                              (Deficit)         Compensation
    Balance October 31, 1996                $(6,505,077)                 -

    Stock issued under Stock
     Option Plans                                     -                  -
    Amortization of deferred
     Compensation                                     -                  -
    Net income                                7,243,216                  -
    Cash dividens paid                         (553,672)                 -
    Purchase and retirement
     of treasury stock                                -                  -
    Tax benefit from exercise of
     Stock options                                    -                  -

    Balance October 31, 1997                    184,467                  -

    Stock issued under Stock
     Option Plans                                     -                  -
    Net income                                3,027,100                  -
    Cash dividends paid                      (1,735,911)                 -
    Purchase and retirement of
     treasury stock                                   -                  -
    Tax benefit from exercise of
     Stock options                                    -                  -

    Balance October 31, 1998                 $1,475,656                  -

    Stock issued under Stock
     Options Plans                                    -                  -
    Issuance of restricted
     stock awards                                     -         (1,201,750)
    Amortization of restricted
     stock awards                                     -            168,229
    Net income                                5,409,501                  -
    Cash dividends paid                        (732,586)                 -
    Purchase and retirement of
     treasury stock                                   -                  -
    Tax benefit from exercise of
     stock options                                    -                  -

    Balance October 31, 1999                 $6,152,571        ($1,033,521)

    The accompanying notes are an integral part of these consolidated statements.

    Collins Industries, Inc. and Subsidiaries
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    For the three years ended October 31, 1999

    (1)  Summary of Significant Accounting Policies

    (a) Consolidation and Operations - The consolidated financial statements include the accounts of Collins Industries, Inc. (the Company) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    The Company primarily operates in the bus, ambulance and terminal truck segments. Manufacturing activities are carried on solely in the United States. However, the Company does market its products in other countries. Revenues derived from export sales to unaffiliated customers were less than 10% of consolidated sales in fiscal 1999, 1998, and 1997.

    (b) Cash and Cash Management - Cash includes checking accounts and funds invested in overnight and other short-term, interest-bearing accounts of three months or less.

    The Company maintains controlled disbursement accounts with its lead bank under an arrangement whereby all cash receipts and checks are centralized and presented to the bank daily. All deposits are applied directly against the Company's revolving credit line and all checks presented for payment in the controlled disbursement accounts are funded through borrowings under the Company's revolving credit facility. At October 31, 1999 and 1998 accounts payable included outstanding checks drawn on controlled disbursement accounts of $4,302,671 and $3,122,255, respectively.

    (c) Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. Major classes of inventories which include material, labor, and manufacturing overhead required in production of Company products consisted of the following as of October 31, 1999 and 1998:

                                       1999           1998
    Chassis                        $ 9,969,754    $ 7,916,058
    Raw materials & componenst      11,066,127      8,871,980
    Work-in-process                  5,329,627      3,408,167
    Finished goods                   9,852,644      5,075,037
                                   $36,218,152    $25,271,242

    (d) Depreciation and Maintenance - Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives of property are as follows:

       Land improvements               10 to 20 years
       Buildings and improvements      10 to 30 years
       Machinery and equipment          3 to 15 years
       Office furniture and fixtures    3 to 10 years
       Goodwill                        20 years

    Maintenance and repairs are charged to expense as incurred. The cost of additions and betterments are capitalized. The cost and related depreciation of property retired or sold are removed from the applicable accounts and any gain or loss is taken into income.

    (e) Goodwill - Other assets include goodwill of $3.6 million in fiscal 1999, and $0 in 1998.

    (f) Revenue Recognition - The Company records vehicle sales at the earlier of completion of the vehicle and receipt of full payment or shipment or delivery to the customer as specified by the customer purchase order. Customer deposits for partial payment of vehicles are deferred and treated as current liabilities until the vehicle is completed and recognized as revenue.

    (g) Earnings Per Share - Basic earnings per share are computed based on the weighted average number of common shares outstanding. Potentially dilutive shares, calculated using the treasury stock method, consist of stock options and restricted stock grants.

    The following is a reconciliation of shares used to calculate basic and diluted earnings per share:

                                           1999       1998       1997
    Average share outstanding for basic 7,305,310 7,498,751 7,347,751 Effect of potentially dilutive
    options and restricted stock grants    245,937    186,516    363,470
    Average shares outstanding           7,551,247  7,685,267  7,711,221

    (h) Cost of Sales - Cost of sales for the year ended October 31, 1997 has been reduced by the $1.2 million gain from the sale of the Company's UVL product line which was completed in May, 1997.

    (i) Reclassification of Financial Statements - Certain amounts reported for prior years have been reclassified to conform to the 1999 presentation.

    (2)  Long-term Debt and Capitalized Leases

    Long-term  debt and capitalized leases at October  31,  1999  and
    1998 consist of the following:
                                                        1999         1998
    Bank credit facility:
     Revolving credit borrowings                    $ 7,628,818  $ 7,873,921
     Term Loan A
      Monthly principal payments of $49,167           2,065,516    2,655,517
     Term Loan B
      Monthly principal payments of $9,833              560,501            -
     Term Loan C
      Monthly principal payments of $27,192           1,495,540            -
     Capitalized leases:
      City of South Hutchinson, Kansas, 4.75%-11%.
       Annual principal and sinking fund payments
       range from $304,000 in 2000 to $323,000
       in 2007                                        2,809,445    3,312,397
      City of South Hutchinson, Kansas, 4.80%-5.90%
       Annual principal and sinking fund payments
       range from $100,000 in 2000 to $150,000
       in 2009                                          680,480            -
      Longview  Industrial Corporation, Longview,
      Texas Variable Rate Demand Revenue Bonds -
      Principal and sinking fund payments beginning
      in 2002 at $500,000 to $700,000 in 2009         1,861,891            -
    Other notes payable:                                161,321            -
                                                     17,263,512   13,841,835
    Less - current maturities                         1,460,113    1,108,750
                                                    $15,803,399  $12,733,085

    On April 1, 1999, the Company amended the original Loan Agreement dated July 31, 1998, with Bank of America, formerly NationsBank of Georgia, N.A., Atlanta, Georgia (the "Bank"). This amendment increased the Company's total credit facility to $37.3 million. The Agreement provides for a revolving credit facility of $22.0 million, and a long-term credit facility (Term Loans A, B, and C) of $10.3 million, and an acquisition credit facility of $5.0 million. The credit facilities bear interest based on a combination of Eurodollar (LIBOR plus 1.75%) and the Bank's prime lending rate (8.25% at October 31, 1999) and mature May 31, 2002. The revolving credit facility also provides for a maximum of $3.0 million in letters of credit, of which $1.2 million were outstanding at October 31, 1999. The total amount of unused revolving credit available to the Company was $10.1 million at October 31, 1999. At October 31, 1999 no borrowings were outstanding under the $5.0 million acquisition credit facility.

    The credit facility is collateralized by receivables, inventories, equipment and certain real property. Under the terms of the Agreement, the Company is required to maintain certain financial ratios and other financial conditions. The Agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. At October 31, 1999 and 1998 the Company was in compliance with all loan covenants.

    Certain of the Company's manufacturing facilities were financed from the proceeds of industrial revenue bonds. Lease purchase agreements with the respective cities provide that the Company may purchase the manufacturing facilities at any time during the lease terms by paying the outstanding principal amount of the bonds plus a nominal amount.

    At  October  31,  1999,  the  net  book  value  of  manufacturing
    facilities  subject  to  these  lease  purchase  agreements   was
    approximately $5,405,987.

    The carrying amount of the Company's long-term obligations does not differ materially from fair value based on current market rates available to the Company.

    The aggregate maturities of capitalized leases and long-term debt for the years subsequent to October 31, 1999 are as follows:

          2000                  1,460,113
          2001                  1,788,860
          2002                 10,668,171
          2003                    988,469
          2004                  1,002,000
          2005 and thereafter   1,355,899

    (3)  Income Taxes

    The provision for income taxes consists of the following:

    For the year ended October 31,            1999       1998        1997
    Current                                3,368,000   1,424,000   1,954,000
    Deferred                                  92,000     286,000     354,000

    The Company accounts for income taxes in accordance with the liability method. Deferred income taxes are determined based upon the difference between the book and tax basis of the Company's assets and liabilities. Deferred taxes are provided at the enacted tax rates expected to be in effect when the differences reverse. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities are included net in current assets on the accompanying consolidated balance sheet and result from:

                                                   1999         1998
    Deferred tax assets:
     Self-insurance reserves                   $  241,000     $ 88,000
     Vacation                                     201,000      172,000
     Warranty                                     266,000       82,000
     Doubtful accounts                             19,000       10,000
     Inventories                                  357,000      265,000
     Amortization                                 182,000      198,000
     Revenue recognition                          204,000       40,000
                                                1,470,000      855,000
    Deferred tax liabilities:
     Accelerated depreciation                    (946,000)    (765,000)
     Other                                        (24,000)     (22,000)
                                                 (970,000)    (787,000)

    Net deferred tax assets                     $ 500,000    $  68,000

    A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the three years during the period ended October 31, 1999 follows:

                                           1999          1998         1997
    Statutory federal income tax rate       34%           34%          34%
    Increase (decrease) in taxes
     Resulting from:
      State tax, net of federal benefit      4             3            4
      Utilization of net operating loss
       Carryforwards                         -             -          (14)
      Decrease in tax asset valuation
       Allowance                             -             -           (9)
      Other                                  1            (1)           3

    Effective tax rate                      39%           36%          18%

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

    Stock-Based Compensation Plans - The Company has two shareholder-approved stock plans, the 1997 Omnibus Incentive Plan (the "1997 Plan") and 1995 Stock Option Plan (the "1995 Plan"). Under the 1997 Plan, directors, officers and key employees may be granted stock options, restricted stock grants and other stock-based awards. A total of 2,000,000 shares may be granted under the 1997 Plan.

    Under the 1997 Ominbus Incentive Plan, the Company issued 253,000 shares of common stock on May 14, 1999, in the form of restricted stock awards. Shares were issued as an incentive to retain key employees, officers and directors. Of these shares, 4,000 and 249,000 will vest on May 14, 2001 and May 14, 2002, respectively. At October 31, 1999, options for 837,500 shares were outstanding under the 1997 Plan.

    Under the 1995 Plan, a total of 1,000,000 shares of the Company's common stock were available for grant to officers, directors and key employees. As of October 31, 1999, all of these shares had been granted and options for 210,800 shares were outstanding under the 1995 Plan.

    Under both plans, the exercise price of all options granted through October 31, 1999 equaled the stock's market price on the date of grant and fully vested six months after the date of grant. The expiration dates of the options range from 5 to 10 years. Options outstanding at October 31, 1999 had a weighted average contractual life of seven years, eight months and exercise prices ranged from $1.75 to $5.13.

    A summary of the Company's two stock option plans at October 31, 1999, 1998 and 1997 and changes during the years then ended are presented in the table following:

                           1999                  1998              1997
                                 Per                   Per                Per
                      Shares  Share(a)    Shares    Share(a)   Shares   Share(a)
    Beginning of
    year             923,200   $4.11    1,072,400    $3.57     814,500    $1.89

    Granted          195,000    3.99      182,500     4.33     677,300     4.55

    Exercised        (40,800)   4.40     (318,000)    1.82    (411,400)    1.84

    Forfeited        (29,100)   4.53      (13,700)    6.26      (8,000)    4.81

    Outstanding at
    end of year    1,048,300   $4.07      923,200    $4.11   1,072,400    $3.57

    Exercisable at
    end of year    1,048,300   $4.07      748,200    $4.08   1,069,900    $3.56

    (a)  Weighted average exercise price per share.

    Weighted
    average
    fair value
    of options
    granted                    $1.99                 $2.08                $1.50

    The fair value of each option grant is estimated using the Black-Scholes option pricing model with the following assumptions used for grants:

    For the year ended October 31,         1999      1998      1997
    Expected dividend yield                1.5%      1.5%      1.5%
    Expected life in years                   4         4         4
    Expected volatility                   45.8%     47.5%     50.5%

    Risk free interest rate ranging from 4.63% to 6.76% for the 1997 Plan options and ranging from 5.36% to 7.37% for the 1995 Plan options.

    The Company applies Accounting Principles Board Opinion No. 25, accounting for Stock Issued to Employees, in accounting for its Plans. Accordingly, no compensation expense has been recognized for its stock options.

    Had compensation cost for the Company's stock options been determined consistent with the methodology prescribed under FASB Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net income and income per share would have been reduced to the following pro forma amounts:

                                   1999           1998           1997
    Net income:
     As reported                $5,409,501     $3,027,100     $7,243,216
     Pro forma                   5,028,189      2,675,035      6,993,318
    Diluted earnings per share
     As reported                $      .72     $      .39     $      .94
     Pro forma                         .67            .35            .91

    (5)  Tax Deferred Savings Plan and Trust

    In 1985, the Company made available to all eligible employees the opportunity to participate in the Company's Tax Deferred Savings Plan and Trust. The Company provides a 50% matching contribution in the form of cash or unregistered common stock of the Company on the eligible amount invested by participants in the plan to purchase common stock of the Company. The Company's contribution to this plan was $138,881 in 1999, $75,269 in 1998, and $71,130 in 1997. This plan held 461,101 shares of the Company's common stock at October 31, 1999 and 425,279 shares at October 31, 1998.

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

    (c) Operating Leases - The Company has operating leases principally for certain vehicles and equipment. Operating lease expense was $593,584 in 1999, $351,435 in 1998, and $184,813 in
    1997.

    The following schedule details operating lease commitments for the years subsequent to October 31, 1999:

          2000                      528,730
          2001                      494,802
          2002                      426,113
          2003                      372,141
          2004                      328,571
          2005 and thereafter        47,500


    (d) Litigation - At October 31, 1999 the Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position or results of operations.

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

    (7)  Segment Information

    Collins Industries, Inc., has three reportable segments:
    Ambulances, buses, and terminal trucks. The ambulance segment produces modular and van type ambulances for sale to hospitals, ambulance services, fire departments and other governmental
    agencies.   The bus segment produces small school buses,
    commercial buses and shuttle buses for sale to schools, hotel shuttle services, airports, and other governmental agencies. The terminal truck segment produces off road trucks designed to move trailers and containers for sale to warehouses, rail yards, rail terminals, and shipping ports.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

    The company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, with all intercompany sales eliminated in consolidation.

    The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit.

    The following table contains segment information for the years ended October 31, 1999, 1998, and 1997. All amounts in thousands of dollars.
                                                               Terminal
                                     Ambulance      Buses       Trucks

    Revenues from external   1999     $81,805      $85,372      $29,221
     customers:              1998      77,265       46,988       32,392
                             1997      84,725       32,600       40,197

    Intersegment revenues:   1999       1,458        2,578        1,026
                             1998           9           40        2,162
                             1997          13          312        2,038

    Interest income/         1999        (599)      (1,036)        (334)
    (expense) net:           1998        (593)        (600)         (36)
                             1997        (872)         (65)         (88)

    Depreciation and         1999        (562)      (1,155)        (280)
    amortization:            1998        (684)        (521)        (203)
                             1997        (668)        (427)        (222)

    Segment profit           1999       2,992        7,756        1,483
    (pre tax):               1998       3,374        3,032          880
                             1997       7,276        1,431        3,003

    Segment assets:          1999      26,996       26,713       10,197
                             1998      21,900       15,598        8,274
                             1997      23,826       10,050        9,598

    Segment expenditures     1999         841        1,129        1,046
    for capital assets:      1998         438        3,880        1,131
                             1997         549          397          242

    The following table contains segment information for the years ended October 31, 1999, 1998, and 1997.  All amounts in thousands of dollars. - Con't
                                          Other        Consolidated Total

    Revenues from external   1999      $     -           $196,398
    customers:               1998            -            156,445
                             1997            -            157,522

    Intersegment revenues:   1999            -              5,062
                             1998            -              2,211
                             1997            -              2,363

    Interest income/         1999          149             (1,820)
    (expense) net:           1998          153             (1,400)
                             1997          (33)            (1,643)

    Depreciation and         1999         (571)            (2,568)
    amortization:            1998         (388)            (1,796)
                             1997         (465)            (1,782)

    Segment profit           1999       (3,361)             8,870
    (pre tax):               1998       (2,549)             4,737
                             1997       (2,867)             8,843

    Segment assets:          1999        2,515             66,421
                             1998        3,304             49,076
                             1997        3,689             47,163

    Segment expenditures     1999          124              3,140
    for capital assets:      1998          509              5,958
                             1997          544              1,732

    Other includes the elimination of intersegment transactions and expenses generated to support corporate activities not directly attributable to any specific organization within the enterprise. Non-domestic sales were $11.3 million, $15.3 million, and $6.4 million for fiscal years 1999, 1998, and 1997 respectively.

    All assets are held by companies operating in the United States.

    During 1999, 1998 and 1997, sales to any one customer were not in excess of 10% of consolidated sales.

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


    To the Board of Directors and
    Shareholders of Collins Industries, Inc.,

    We have audited the accompanying consolidated balance sheets of Collins Industries, Inc. (a Missouri corporation) and Subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Collins Industries, Inc. and Subsidiaries as of October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles.


                                      ARTHUR ANDERSEN LLP


    Kansas City, Missouri
    November 19, 1999

    Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                     PART III

    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to Directors and Executive Officers is contained in the section entitled "Management" in the Proxy Statement for the Annual Meeting of Shareholders to be held February 25, 2000, and is incorporated herein by reference.


    Item 11.  EXECUTIVE COMPENSATION

    Information with respect to executive compensation is contained in the section entitled "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 2000, and is incorporated herein by reference.


    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

    Information  with  respect  to  security  ownership  of   certain
    beneficial owners and management is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 2000, and is incorporated herein by reference.


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

      (a)  The following documents are filed as a part of this Report:

          (1) Financial Statements:

              All financial statements and notes thereto as set forth under Item 8 of this Report on Form 10-K:

              Report of Independent Public Accountants

              Consolidated Statements of Income for
              the Three Years Ended October 31, 1999

              Consolidated Statements of Shareholders' Investment for the Three Years Ended October 31, 1999

              Consolidated Statements of Cash Flows for the Three Years Ended October 31, 1999

              Consolidated Balance Sheets--October 31, 1999
              and 1998


          (2) Financial Statement Schedules:

              All schedules have been omitted as not applicable or not required under the instructions contained in Regulation S-X or the information is included in the financial statements or notes thereto.

         (3)  Exhibits:

        Exhibit Number             Document

              3.1         -        Certificate of Incorporation of Registrant,
                                   as amended (included as Exhibit 3.1 of the Company's Amendment No. 2 to Form S-1,
                                   No. 2-93247 and incorporated herein
                                   by reference).

              3.2         -        Amendment to Certificate of Incorporation of
                                   Registrant (included as Exhibit 3.3 of the
                                   Company's Amendment No. 1 to Form S-1,
                                   No. 2-93247 and incorporated herein
                                   by reference).

              3.3         -        Amendment to Certificate of Incorporation of
                                   Registrant (included as Exhibit 3.3(c) of the Company's Amendment No. 1 to Form S-1,
                                   No. 33-48323 and incorporated herein
                                   by reference).

              3.4         -        By-Laws of the Registrant, as amended
                                   (included as Exhibit 3.4 of
                                   the Company's S-1, No. 33-48323 and
                                   incorporated herein by reference).

              4.1         -        Rights Agreement dated as of March 28,
                                   1995 between the Registrant and Mellon
                                   Bank, N.A. (included as Exhibit 1 to
                                   Form 8-A filed with the SEC as of
                                   March 28, 1995).

              4.2         -        First Amendment to the Rights Agreement
                                   dated as of April 25, 1995 (included as
                                   Exhibit 4 to Form 8-A/A filed with the SEC as of May 8, 1995).

             10.1         -        Various bailment and consignment
                                   agreements between the Registrant and
                                   Automotive manufacturers (included
                                   as Exhibit 10.2 to the Company's
                                   Registration Statement on Form S-1,
                                   No. 33-48323 and incorporated herein
                                   by reference).


             10.2         -        Form of Indemnification Agreement
                                   between Registrant and its directors.
                                   (Incorporated herein by reference to
                                   Exhibit 10.21 to the Registrant's
                                   Report on Form 10-K for the fiscal
                                   year ended October 31, 1991.)

             10.3         -        Amended and Restated Lease dated
                                   November 15, 1997, between the Registrant and the city of South Hutchinson, Kansas.
                                   (Incorporated herein by reference to
                                   Exhibit 10.4 to the Registrant's
                                   Report on Form 10-K for the fiscal
                                   year ended October 31, 1998.)

             10.4         -        1999 Supplemental Lease dated June 1, 1999,
                                   by and between the City of South
                                   Hutchinson, Kansas and Collins Bus
                                   Corporation.  Original Lease dated
                                   August 1, 1984 and a November 15,
                                   1997, Amended and Restated Lease between the same parties.
                                   (Incorporated herein by reference to
                                   exhibit
                                   10.1 to the Registrant's Report on
                                   Form 10-Q for the quarterly period
                                   ended July 31, 1999.)

             10.5         -        Amended and Restated Loan and
                                   Security Agreement for credit
                                   facility dated July 31, 1998, between
                                   Registrant and NationsBank, N.A.
                                   (Incorporated herein by reference to
                                   Exhibit 10.3 to the Registrant's
                                   Report on Form 10-K for the fiscal
                                   year ended October 31, 1998.)

             10.6         -       Amendment No. 1. dated as of April 1,
                                  1999, to the Amended and Restated Loan and Security Agreement dated as of July 31, 1998, by and between Collins Industries, Inc., and NationsBank, N.A. (Incorporated herein by reference to exhibit 10.3 to the Registrant's
                                  Report on Form 10-Q for the quarterly
                                  period ended April 30, 1999.)

             10.7         -       Loan Agreement dated April 1, 1999, between
                                  Longview Industrial Corporation and Collins
                                  Industries, Inc. (Incorporated herein
                                  by reference to exhibit 10.2 to the
                                  Registrant's Report on Form 10-Q for
                                  the quarterly period ended July 31, 1999.)

             22.1        -        The following are the names and
                                  jurisdiction of incorporation of
                                  the subsidiaries of the Company:

                                                                Jurisdiction
                                   Names                      of Incorporation

                                   Collins Bus Corporation         Kansas
                                   Capacity of Texas, Inc.         Texas
                                   Mid Bus, Inc.                   Ohio
                                   Wheeled Coach
                                    Industries, Inc.               Florida
                                   Collins Ambulance
                                    Corporation                    Kansas
                                   Collins Financial
                                    Services, Inc.                 Kansas
                                   Global Captive Casualty
                                    and Surety Company             Kansas
                                   Mobile-Tech Corporation         Kansas
                                   World Trans, Inc.               Kansas

             27.0         -        EDGAR Financial Data Schedule

     (b)  Reports on Form 8-K

           There were no reports filed on Form 8-K by the Company during the fourth quarter ended October 31, 1999.

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

    Dated:  January 11, 2000

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


    Dated:  January 11, 2000              /s/ Don L.  Collins
                                          Don L. Collins

    Dated:  January 11, 2000             /s/  Donald Lynn Collins
                                          Donald Lynn Collins

    Dated:  January 11, 2000              /s/ Lewis W. Ediger
                                          Lewis W. Ediger

    Dated:  January 11, 2000              /s/ Robert E.  Lind
                                          Robert E. Lind