Form 10-Q
period 2000-01-31
COLLINS INDUSTRIES INC
filed 2000-03-08
CIK 21759

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

    (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended:  January 31, 2000

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

                              Yes  X    No

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.10 par value                           7,475,406
              Class                             Outstanding at March 8, 2000

                   COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                               January 31, 2000

                                   INDEX

    PART I.   FINANCIAL INFORMATION                              PAGE NO

          Item 1.  Financial Statements:

          Consolidated Condensed Balance Sheets
            January 31, 2000 and October 31, l999                    3

          Consolidated Condensed Statements of Income -
            Three Months Ended January 31, 2000 and 1999             4

          Consolidated Condensed Statements of Cash Flow -
            Three Months Ended January 31, 2000 and 1999             5

          Notes to Consolidated Condensed Financial Statements       6

          Item 2.

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      8

    PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                 11


    SIGNATURES                                                      12


    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                     Collins Industries, Inc. and Subsidiaries
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                            January 31,        October 31,
                                               2000               1999
    ASSETS
    Current Assets:
      Cash                                  $   776,354        $   344,948
      Receivables, trade & other              5,107,228          5,146,834
      Inventories, lower of cost (FIFO)
       or market                             35,046,714         36,218,152
      Prepaid expenses and other current
       assets                                   573,276          1,092,872
         Total current assets                41,503,572         42,802,806

    Property and equipment, at cost          41,838,630         41,234,902
      Less:  accumulated depreciation        23,449,016         22,895,341
      Net property and equipment             18,389,614         18,339,561
    Other assets                              5,249,915          5,279,028
         Total assets                       $65,143,101        $66,421,395

    LIABILITIES & SHAREHOLDERS' INVESTMENT
    Current liabilities:
      Current maturities of long-term
       debt & capitalized leases              1,475,598          1,460,113
      Accounts payable                       17,317,441         19,321,738
      Accrued expenses                        4,941,253          5,875,654
         Total current liabilities           23,734,292         26,657,505

    Long-term debt and capitalized leases    17,115,167         15,803,399

    Shareholders' investment:
      Common stock                              747,541            746,541
      Paid-in capital                        18,149,530         18,094,900
      Deferred compensation                    (986,668)        (1,033,521)
      Retained earnings                       6,383,239          6,152,571
         Total shareholders' investment      24,293,642         23,960,491
         Total liabilities & shareholders'
          investment                        $65,143,101        $66,421,395

    (See accompanying notes)

                       Collins Industries, Inc. and Subsidiaries
                      CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                      (Unaudited)

                                                       Three Months Ended
                                                           January 31,
                                                       2000           1999
    Sales                                          $49,713,255    $38,174,032
    Cost of sales                                   42,630,975     32,491,450

      Gross profit                                   7,082,280      5,682,582

    Selling, general and administrative expenses     5,178,689      4,346,537

      Income from operations                         1,903,591      1,336,045

    Other income (expense):
      Interest expense                                (405,995)      (427,681)
      Other, net                                        60,665        156,484
                                                      (345,330)      (271,197)

    Income before provision for income taxes         1,558,261      1,064,848

    Provision for income taxes                         555,000        394,000

    Net income                                     $ 1,003,261     $  670,848

    Earnings per share
      Basic                                        $       .14     $      .09
      Diluted                                      $       .13     $      .09

    Dividends per share                            $      .105     $     .025

    Weighted average common and common
     equivilent shares outstanding:
      Basic                                          7,212,406      7,420,974
      Diluted                                        7,538,214      7,468,975

    (See accompanying notes)

                        Collins Industries, Inc. and Subsidiaries
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                       (Unaudited)

                                                        Three Months Ended
                                                            January 31,
                                                         2000        1999
    Cash flow from operations:
      Cash received from customers                   $49,752,861  $40,823,896
      Cash paid to suppliers and employees           (48,785,703) (37,056,833)
      Interest paid                                     (399,178)    (391,301)
      Income taxes paid                                  (73,450)           -

        Cash provided by operations                      494,530    3,375,762

    Cash flow from investing activities:
      Capital expenditures and acquisition              (603,730)  (5,599,938)
      Other, net                                         (14,054)     (63,961)

        Cash used in investing activities               (617,784)  (5,663,899)

    Cash flow from financing activities:
      Net increase in other borrowings                 1,703,909    3,599,561
      Principal payments of long-term debt
       and capitalized leases                           (376,656)    (218,001)
      Proceeds from exercise of stock options                  -        6,126
      Acquisition and retirement of treasury
       stock                                                   -     (111,600)
      Payment of dividends                              (772,593)    (185,772)

        Cash provided by financing activities            554,660    3,090,314

    Net increase in cash                                 431,406      802,177

    Cash at beginning of period                          344,948      207,223

    Cash at end of period                            $   776,354  $ 1,009,400

    Reconciliation of net income to net cash
     provided by operations:
      Net income                                     $ 1,003,261  $   670,848
      Depreciation and amortization                      750,822      532,159
      Decrease in receivables                             39,606    2,649,864
      Decrease (increase) in inventories               1,171,438   (3,312,224)
      Decrease (increase) in prepaid
       expenses and other current assets                 519,596      (47,567)
      Increase (decrease) in accounts
       payable and accrued expenses                   (2,938,698)   2,882,682
      Other                                              (51,495)           -

    Cash provided by operations                       $  494,530  $ 3,375,762

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

    In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position at January 31, 2000 and the results of operations and the cash flows for the three months ended January 31, 2000 and 1999.

    The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three months ended January 31, 2000 be read in conjunction with the Company's Annual Report for the year ended October 31, 1999.

    (2)  Inventories

    Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

    Major classes of inventories as of January 31, 2000 and October 31, 1999, consisted of the following:

                                       January 31,    October 31,
                                          2000           1999

         Chassis                       $ 6,463,940    $ 5,507,600
         Raw materials & components     11,560,796     11,066,127
         Work-in-process                 6,019,719      5,329,627
         Finished goods                 11,002,259     14,314,798
                                       $35,046,714    $36,218,152

    (3)  Earnings per Share

    Dilutive securities, consisting of options to purchase the Company's common stock, and restricted stock awards included in the calculation of diluted weighted average common shares was 325,808 for the three month period ended January 31, 2000, and 48,001 shares for the three month period ended January 31, 1999.

    (4)  Contingencies and Litigation

    At January 31, 2000, the Company had contingencies and litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position.

    (5)  Segment Information
                                                  Three Months Ended
              (In Thousands)                           January 31,

                                                   2000          1999
    Revenues from external customers:
      Ambulance                                  $22,955       $16,785
      Buses                                       17,961        15,981
      Terminal Trucks                              8,797         5,408
      Other                                            -             -
    Consolidated Total                           $49,713       $38,174

    Segment profit (pretax):
      Ambulance                                  $   701       $   358
      Buses                                        1,096         1,477
      Terminal Trucks                                630             2
      Other                                         (869)         (772)
    Consolidated Total                           $ 1,558       $ 1,065

                                                           As of
                                                January 31,    October 31,
                                                  2000             1999
    Segment assets:
      Ambulance                                  $28,183        $26,996
      Buses                                       24,932         26,713
      Terminal Trucks                              9,514         10,197
      Other                                        2,514          2,515
    Consolidated Total                           $65,143        $66,421

    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations

    RESULTS OF OPERATIONS:

    Sales

    Sales for the quarter ended January 31, 2000, were $49.7 million or 30% higher than the $38.2 million in net sales for the quarter ended January 31, 1999. This increase was principally attributable to higher ambulance and terminal truck sales.

    The Company's consolidated sales backlog at January 31, 2000 increased 10% to $63.4 million compared to $57.4 million at January 31, 1999. The Company's consolidated sales backlog was $59.6 million at October 31, 1999.

    Selling, General and Administrative Expenses

    Selling, general and administrative expenses for the quarter ended January 31, 2000, were 10.4% of sales compared to 11.4% for the same period in fiscal 1999. The percentage decrease was principally due to higher sales for the quarter ending January 31, 2000, without a corresponding increase in expenses.

    Other Income (Expense)

    Interest expense decreased principally as a result of the Company's reduction in debt. This decrease was partially offset by an overall increase of the Company's effective interest rates. The increase of the Company's effective interest rate was principally due to Federal Reserve Board rate increases in the quarter ended January 31, 2000.

    Net Income

    The Company's net income for the quarter ended January 31, 2000 was $1.0 million ($.13 per share-diluted) compared to $.7 million ($.09 per share-diluted) for the same period in fiscal 1999. The increase in the Company's net earnings was principally attributable to stronger operating results from ambulance and terminal truck products. This increase was partially offset by lower profits from bus products.

    LIQUIDITY AND CAPITAL RESOURCES:

    The Company used existing credit lines, internally generated funds and supplier financing to fund its operations and capital expenditures for the quarter ended January 31, 2000.

    Cash provided by operations was $.7 million for the three months ended January 31, 2000 compared to $3.4 million for the three months ended January 31, 1999. Cash provided by operations principally resulted from the Company's net income ($1.0 million), depreciation and amortization ($.8 million) a decrease in inventory ($1.2 million), a decrease in prepaid expense ($.7 million), and was partially offset by a decrease in accounts payable ($2.0 million), and a decrease in accrued expenses
    ($.9 million), during the three months ended January 31, 2000.

    Cash used in investing activities was $.8 million for the three months ended January 31, 2000 compared to $5.7 million for the three months ended January 31, 1999. The decrease was principally due to lower capital expenditures.

    Cash flow provided by financing activities was $.6 million for the three months ended January 31, 2000 compared to $3.1 million for the three months ended January 31, 1999. This change principally resulted from lower new borrowings for the three months ended January 31, 2000 compared to the same period in 1999. This decrease was partially offset by the payment of a special cash dividend of $.08 per share ($.8 million) paid in January, 2000.

    The Company believes that its cash flows from operations and bank credit lines will be sufficient to satisfy its future working capital and capital expenditure requirements.

    Year 2000 Issue

    The Company has fully implemented its plan to ensure that its computer equipment and related software function properly with respect to dates in the year 2000 ("Y2K") and thereafter.

    The Company has not experienced any significant Y2K problems with respect to any of its information technology ("IT") or non-IT systems. Accordingly, the Company does not anticipate spending any additional efforts or funds with respect to Y2K issues. However, until the further passage of time, there can be no assurance that the Y2K issues of other entities will not have a material adverse impact on the Company's results of operations.

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

    Item 4 - Submission of Matters to a Vote of Security-Holders
          Not applicable

    Item 5 - Other Information
          Not applicable

    Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits:
                   27.0 - EDGAR Financial Data Schedule

          (b)  Reports on Form 8-K
                   No reports on Form 8-K were filed during the quarter ended January 31, 2000.


                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             COLLINS INDUSTRIES, INC.
                                             (REGISTRANT)

    DATE: March 8, 2000                      /s/ Larry W. Sayre
                                             LARRY W. SAYRE
                                             VICE PRESIDENT - FINANCE AND
                                             CHIEF FINANCIAL OFFICER
                                             (Principal Accounting Officer)