Form 10-Q
period 2000-04-30
COLLINS INDUSTRIES INC
filed 2000-06-09
CIK 21759

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

    (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended:  April 30, 2000

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

                              Yes  X      No

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.10 par value                        7,465,406
             Class                             Outstanding at June 9, 2000

                 COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

                                 FORM 10-Q
                              April 30, 2000

                                   INDEX

    PART I.   FINANCIAL INFORMATION                             PAGE NO

          Item 1.  Financial Statements:

          Consolidated Condensed Balance Sheets
               April 30, 2000 and October 31, l999                 3

          Consolidated Condensed Statements of Income -
               Three and Six Months Ended April 30, 2000
               and 1999                                            4

          Consolidated Condensed Statements of Cash Flow -
               Six Months Ended April 30, 2000 and 1999            5

          Notes to Consolidated Condensed Financial Statements     6

          Item 2.

          Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 8

    PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K               11

    SIGNATURES                                                    12

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                 Collins Industries, Inc. and Subsidiaries
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                (Unaudited)

                                                April 30,       October 31,
                                                  2000             1999

    ASSETS
    Current Assets:
     Cash                                    $   242,428      $   344,948
     Receivables, trade & other                6,776,030        5,146,834
     Inventories, lower of cost (FIFO)
      or market                               37,844,018       36,218,152
     Prepaid expenses & other current
      assets                                     548,285        1,092,872
       Total current assets                   45,410,761       42,802,806

    Property and equipment, at cost           42,553,931       41,234,902
       Less:  accumulated depreciation        24,010,743       22,895,341
       Net property and equipment             18,543,188       18,339,561
    Other assets                               5,245,798        5,279,028
       Total assets                          $69,199,747      $66,421,395

    LIABILITIES & SHAREHOLDERS' INVESTMENT
    Current liabilities:
     Current maturities of long-term
       debt & capitalized leases               1,476,072        1,460,113
     Accounts payable                         21,434,978       19,321,738
     Accrued expenses                          4,124,737        5,875,654
       Total current liabilities              27,035,787       26,657,505

    Long-term debt and capitalized leases     17,053,239       15,803,399

    Shareholders' investment:
     Common stock                                746,541          746,541
     Paid-in capital                          18,094,900       18,094,900
     Deferred compensation                      (831,646)      (1,033,521)
     Retained earnings                         7,100,926        6,152,571
       Total shareholders' investment         25,110,721       23,960,491
       Total liabilities &
        shareholders' investment             $69,199,747      $66,421,395

    (See accompanying notes)

                 Collins Industries, Inc. and Subsidiaries
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                              Three Months Ended        Six Months Ended
                                   April 30,                April 30,
                              2000          1999        2000         1999

    Sales                   $51,514,144  $46,766,843 $101,227,399  $84,940,875
    Cost of sales            44,851,513   39,144,499   87,482,488   71,635,948

      Gross profit            6,662,631    7,622,344   13,744,911   13,304,927

    Selling, general and
     administrative expenses  4,988,074    4,764,785   10,166,763    9,100,512

      Income from operations  1,674,557    2,857,559    3,578,148    4,204,415

    Other income (expense):
      Interest expense         (426,224)    (449,154)    (832,219)    (853,055)
      Other, net                 33,241       53,303       93,906      175,196

    Income before provision
     for income taxes         1,281,574    2,461,708    2,839,835    3,526,556

    Provision for income
     taxes                      377,000      946,000      932,000    1,340,000

    Net income              $   904,574  $ 1,515,708  $ 1,907,835  $ 2,186,556

    Earnings per share
      Basic                 $       .13  $       .21  $       .26  $       .30
      Diluted               $       .12  $       .20  $       .25  $       .29

    Dividends per share     $      .025  $      .025  $       .13  $       .05

    Weighted average common
     and common equivilent
     shares outstanding:
       Basic                  7,212,406    7,345,677    7,212,406    7,383,950
       Diluted                7,536,642    7,444,991    7,545,755    7,443,081

    (See accompanying notes)

                 Collins Industries, Inc. and Subsidiaries
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                (Unaudited)

                                                    Six Months Ended
                                                        April 30,
                                                   2000          1999
    Cash flow from operations:
      Cash received from customers              $99,598,203   $85,867,446
      Cash paid to suppliers and employees      (96,589,879)  (83,302,134)
      Interest paid                                (857,794)     (839,560)
      Income taxes paid                          (1,195,654)     (683,898)

        Cash provided by operations                 954,876     1,041,854

    Cash flow from investing activities:
      Capital expenditures and acquisition       (1,319,031)   (6,475,095)
      Other, net                                    (44,684)     (166,382)

        Cash used in investing activities        (1,363,715)   (6,641,477)

    Cash flow from financing activities:
      Net increase in other borrowings            2,007,230     7,279,643
      Principal payments of long-term debt
       and capitalized leases                      (741,431)     (426,704)
      Proceeds from exercise of stock options             -         6,125
      Acquisition and retirement of
       treasury stock                                     -      (742,174)
      Payment of dividends                         (959,480)     (370,808)

        Cash provided by financing activities       306,319     5,746,082

    Net increase (decrease) in cash                (102,520)      146,459

    Cash at beginning of period                     344,948       143,995

    Cash at end of period                       $   242,428   $   290,454

    Reconciliation of net income to net cash
     provided by operations:
      Net income                                $ 1,907,835   $ 2,186,556
      Depreciation and amortization               1,513,925     1,138,937
      Decrease (increase) in receivables         (1,629,196)      926,571
      Increase in inventories                    (1,625,866)   (8,944,534)
      Decrease in prepaid expenses and
       other current assets                         544,587       351,215
      Increase in accounts payable and
       accrued expenses                             362,323     5,382,780
      Other                                        (118,732)          329

    Cash provided by operations                  $  954,876   $ 1,041,854

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

    In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position and the results of operations for the three and six months ended April 30, 2000 and 1999, and the cash flows for the six months ended April 30, 2000 and 1999.

    The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three and six months ended April 30, 2000 be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

    (2)  Inventories

    Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

    Major classes of inventories as of April 30, 2000 and October 31, 1999, consisted of the following:

                                       April 30, 2000      October 31, 2000

           Chassis                       $ 7,195,712          $ 5,507,600
           Raw materials & components     11,898,018           11,066,127
           Work-in-process                 7,603,644            5,329,627
           Finished goods                 11,146,644           14,314,798
                                         $37,844,018          $36,218,152

    (3)  Earnings per Share

    Dilutive securities, consisting of options to purchase the Company's common stock and restricted stock awards included in the calculation of diluted weighted average common shares were 324,236 and 99,314 for the three months ended April 30, 2000 and 1999, respectively. The effect of dilutive stock options and restricted stock awards on weighted average shares outstanding was 333,349 and 59,131 for the six months ended April 30, 2000 and 1999, respectively.

    (4)  Contingencies and Litigation

    At April 30, 2000, the Company had contingencies and litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position.

    (5)  Segment Information
                                   Three Months Ended     Six Months Ended
          (In Thousands)                April 30,             April 30,
                                    2000        1999      2000        1999
    Revenues from external customers:
     Ambulance                     $24,556    $19,993    $47,511     $36,778
     Buses                          17,093     18,514     35,054      34,495
     Terminal Trucks                 9,865      8,260     18,662      13,668
     Other                               -          -          -           -
    Consolidated Total             $51,514    $46,767   $101,227     $84,941

    Segment profit (pretax):
     Ambulance                     $   690    $ 1,259   $  1,391     $ 1,617
     Buses                             640      1,527      1,736       3,004
     Terminal Trucks                   769        393      1,399         395
     Other                            (817)      (717)    (1,686)     (1,489)
    Consolidated Total             $ 1,282    $ 2,462   $  2,840     $ 3,527

                                          As of
                                 April 30,      October 31,
                                   2000            1999
    Segment assets:
     Ambulance                   $30,234          $26,996
     Buses                        25,469           26,713
     Terminal Trucks              10,817           10,197
      Other                        2,680            2,515
    Consolidated Total           $69,200          $66,421

    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations

    RESULTS OF OPERATIONS:

    Sales

    Sales for the three and six months ended April 30, 2000, increased 10% and 19%, respectively, compared to the same periods in fiscal 1999. These increases were principally due to increased ambulance and terminal truck sales partially offset by a decrease in bus sales.

    The Company's consolidated sales backlog at April 30, 2000 increased 32% to $78.8 million compared to $59.6 million at October 31, 1999. The Company's consolidated sales backlog was $77.2 million at April 30, 1999.

    Cost of Sales

    Cost of sales for the quarter ended April 30, 2000 was 87.1% of sales compared to 83.7% for the same period in fiscal 1999. The Company's cost of sales for the six months ended April 30, 2000 was 86.4% of sales compared to 84.3% of sales for the same period in fiscal 1999. The increase in cost of sales as a percent of sales for the three and six months ended April 30, 2000 was principally due to higher terminal truck sales and higher chassis sales which carry lower gross margins.

    Selling, General and Administrative Expenses

    Selling, general and administrative expenses increased $.2 million and $1.1 million for the three and six months ended April 30, 2000 and 1999, respectively. These increases were principally due to higher sales distribution costs of ambulance products.

    Other Income (Expense)

    Interest expense for the three and six months ended April 30, 2000, decreased principally as a result of the Company's reduction in debt. This decrease was partially offset by an overall increase of the Company's effective interest rates.

    Net Income

    The Company's net income for the three months ended April 30, 2000 was $.9 million ($.12 per share-diluted) compared to $1.5 million ($.20 per share-diluted) for the same period in fiscal 1999. The decrease in the Company's net income was principally attributable to lower profit contributions from ambulance and bus products. Ambulance products profit contribution was lower principally due to higher selling costs associated with the expanding distribution network of ambulance products. Bus products profit contribution was lower principally due to a sales volume decline. These decreases were partially offset by an increase in terminal truck profits wich resulted from increased unit sales.

    The Company's net income for the six months ended April 30, 2000 was $1.9 million ($.25 per share-diluted) compared to $2.2 million ($.29 per share-diluted) for the same period in fiscal 1999. The net income change was principally due to the same reasons discussed in the immediately preceding paragraph.

    LIQUIDITY AND CAPITAL RESOURCES:

    The Company used existing credit lines, internally generated funds and supplier financing to fund its operations and capital expenditures for the three and six months ended April 30, 2000.

    Cash provided by operations was $1.0 million for the six months ended April 30, 2000 compared to $1.0 million for the six months ended April 30, 1999. Cash provided by operations principally resulted from the Company's net income ($1.9 million), depreciation and amortization ($1.5 million), a decrease in prepaid expense ($.5 million), and an increase in accounts payable ($.4 million) and was partially offset by an a increase in inventory ($1.6 million), and an increase in accounts receivable ($1.6 million), during the six months ended April 30, 2000.

    Cash used in investing activities was $1.4 million for the six months ended April 30, 2000 compared to $6.6 million for the six months ended April 30, 1999. The decrease was principally due to lower capital expenditures and the acquisition costs associated with the purchase of Mid Bus in fiscal 1999.

    Cash flow provided by financing activities was $.3 million for the six months ended April 30, 2000 compared to $5.7 million for six months ended April 30, 1999. This change principally resulted from lower new borrowings for the six months ended April 30, 2000 compared to the same period in 1999. This decrease was partially offset by the payment of a special cash dividend of $.08 per share ($.6 million) paid in January, 2000.

    The Company believes that its cash flows from operations and bank credit lines will be sufficient to satisfy its future working capital and capital expenditure requirements.

    Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

    This report and other written reports and oral statements made from time to time by the Company may contain so-called "forward-looking statements" about the business, financial conditions and prospects of the Company, all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as "expects", "plans", "will", "estimates", "forecasts", "projects", and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. One should understand that it is not possible to predict or identify all factors, which involve risks and uncertainties. Consequently, the reader should not consider any such list or listing to be a complete statement of all potential risks or uncertainties.

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

    Item 1 - Legal Proceedings
        Not applicable

    Item 2 - Changes in Securities
        Not applicable

    Item 3 - Defaults on Senior Securities
        Not applicable

    Item 4 - Submission of Matters to a Vote of Security-Holders

        The Company's 2000 Annual Meeting of Shareholders was held February 25, 2000. Mr. Lewis W. Ediger and Mr. Arch G. Gothard were each elected as a director for a three-year term. Mr. Ediger received 6,723,062 votes for, 37,111 against and no abstentions. Mr. Gothard received 6,714,560 votes for, 45,613 against and no abstentions. The other directors whose term of office continued after the meeting were: Don L. Collins, Donald Lynn Collins, Robert E. Lind, William R. Patterson and Don S. Peters.

        For the fiscal year ending October 31, 2000, the Company also ratified the appointment of its independent public accountants, Arthur Andersen LLP at its 2000 Annual Meeting of Shareholders. Arthur Andersen LLP received 6,739,594 votes for, 9,280 votes against and 11,299 abstentions.

    Item 5 - Other Information
        Not applicable

    Item 6 - Exhibits and Reports on Form 8-K

       (a)  Exhibits:
               27.0 - EDGAR Financial Data Schedule

       (b)  Reports on Form 8-K
               No reports on Form 8-K were filed during the quarter ended April 30, 2000.

                                 SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            COLLINS INDUSTRIES, INC.
                                            (REGISTRANT)


    DATE:  June 9, 2000                     /s/ Larry W. Sayre
                                            LARRY W. SAYRE
                                            VICE PRESIDENT - FINANCE AND
                                            CHIEF FINANCIAL OFFICER
                                            (Principal Accounting Officer)