Form 10-Q
period 2000-07-31
COLLINS INDUSTRIES INC
filed 2000-09-05
CIK 21759

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


    (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended:  July 31, 2000

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

                              Yes  X     No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.10 par value                          7,578,396
              Class                           Outstanding at September 1, 2000


                  COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

                                  FORM 10-Q
                                July 31, 2000

                                    INDEX

    PART I.   FINANCIAL INFORMATION                                 PAGE NO

          Item 1.  Financial Statements:

             Consolidated Condensed Balance Sheets
                July 31, 2000 and October 31, l999                      3

             Consolidated Condensed Statements of Income -
                 Three and Nine Months Ended July 31, 2000
                 and 1999                                               4

             Consolidated Condensed Statements of Cash Flow -
                  Nine Months Ended July 31, 2000 and 1999              5

             Notes to Consolidated Condensed Financial Statements       6

           Item 2.

             Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    9

    PART II.  OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K                  13

    SIGNATURES                                                         14

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                   Collins Industries, Inc. and Subsidiaries
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                 July 31,       October 31,
                                                   2000             1999
    ASSETS
    Current Assets:
     Cash                                        $   268,191    $   344,948
     Receivables, trade & other                    5,601,569      5,146,834
     Inventories, lower of cost (FIFO)
      or market                                   44,737,807     36,218,152
     Prepaid expenses and other current assets       644,102      1,092,872
       Total current assets                       51,251,669     42,802,806

    Property and equipment, at cost               42,849,037     41,234,902
       Less:  accumulated depreciation            24,585,876     22,895,341
       Net property and equipment                 18,263,161     18,339,561
    Other assets                                   4,903,225      5,279,028
       Total assets                              $74,418,055    $66,421,395

    LIABILITIES & SHAREHOLDERS' INVESTMENT
    Current liabilities:
     Current maturities of long-term
      debt & capitalized leases                  $ 1,476,557    $ 1,460,113
     Accounts payable                             27,256,918     19,321,738
     Accrued expenses                              4,810,796      5,875,654
       Total current liabilities                  33,544,271     26,657,505

    Long-term debt and capitalized leases         14,586,486     15,803,399

    Shareholders' investment:
     Common stock                                    758,141        746,541
     Paid-in capital                              18,586,425     18,094,900
     Deferred compensation                        (1,234,556)    (1,033,521)
     Retained earnings                             8,177,288      6,152,571
       Total shareholders' investment             26,287,298     23,960,491
       Total liabilities & shareholders'
        investment                               $74,418,055    $66,421,395

    (See accompanying notes)

                    Collins Industries, Inc. and Subsidiaries
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                             Three Months Ended        Nine Months Ended
                                    July 31,                  July 31,
                               2000        1999         2000        1999

    Sales                 $58,220,485  $52,836,325  $159,447,884  $137,777,200
    Cost of sales          51,098,300   44,132,735   138,580,788   115,768,683

      Gross profit          7,122,185    8,703,590    20,867,096    22,008,517

    Selling, general and
    administrative expenses 5,054,480    5,214,445    15,221,243    14,314,957

      Income from
       operations           2,067,705    3,489,145     5,645,853     7,693,560

    Other income (expense):
      Interest expense      (460,970)     (512,394)   (1,293,189)   (1,365,449)
      Other, net              18,262       120,039       112,168       295,235


    Income before provision
     for income taxes      1,624,997     3,096,790     4,464,832     6,623,346

    Provision for income
    taxes                    362,000     1,177,000     1,294,000     2,517,000

    Net income           $ 1,262,997   $ 1,919,790   $ 3,170,832   $ 4,106,346

    Earnings per share
      Basic              $       .18   $       .27   $      .44    $       .56
      Diluted            $       .17   $       .26   $      .42    $       .55

    Dividends per share  $      .025   $      .025   $     .155    $      .075

    Weighted average common
     and common equivilent
     shares outstanding:
      Basic                7,212,482     7,243,498    7,212,432      7,336,618
      Diluted              7,456,147     7,504,776    7,568,586      7,465,421

    (See accompanying notes)

                    Collins Industries, Inc. and Subsidiaries
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                        Nine Months Ended
                                                             July 31,
                                                      2000             1999
    Cash flow from operations:
      Cash received from customers                $158,993,149    $138,104,106
      Cash paid to suppliers and employees        (152,457,820)   (132,523,103)
      Interest paid                                 (1,307,931)     (1,310,821)
      Income taxes paid                             (1,277,515)     (1,358,028)

        Cash provided by operations                  3,949,883       2,912,154

    Cash flow from investing activities:
      Capital expenditures and acquisition          (1,623,199)     (7,114,816)
      Proceeds from sale of property and equipment           -         986,437
      Other, net                                       (69,107)       (538,395)

        Cash used in investing activities           (1,692,306)     (6,666,774)

    Cash flow from financing activities:
      Net increase (decrease) in other borrowings      (94,135)      6,207,402
      Principal payments of long-term debt
        and capitalized leases                      (1,106,334)       (699,836)
      Proceeds from exercise of stock options           12,250         158,742
      Acquisition and retirement of
       treasury stock                                       -       (1,260,946)
      Payment of dividends                          (1,146,115)       (558,597)

        Cash provided by (used in)
         financing activities                       (2,334,334)      3,846,765

    Net increase (decrease) in cash                    (76,757)         92,145

    Cash at beginning of period                        344,948         143,995

    Cash at end of period                         $    268,191     $   236,140

    Reconciliation of net income to net cash
     provided by operations:
      Net income                                  $  3,170,832     $ 4,106,346
      Depreciation and amortization                  2,284,783       1,771,091
      Decrease (increase) in receivables              (454,735)        326,906
      Increase in inventories                       (8,519,655)    (11,137,395)
      Decrease in prepaid expenses and
        other current assets                           448,770         453,351
      Increase in accounts payable and
        accrued expenses                             6,870,322       7,477,684
      Other                                            149,566         (85,829)

    Cash provided by operations                    $ 3,949,883     $ 2,912,154

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

    In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position at July 31, 2000 and the results of operations for the three and nine months ended July 31, 2000 and 1999, and the cash flows for the nine months ended July 31, 2000 and 1999.

    The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three and nine months ended July 31, 2000 be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

    (2)  Goodwill

    Other assets include unamortized goodwill of $3.4 and $3.8 million at July 31, 2000 and 1999 respectively. Goodwill resulted from the acquisition of Mid Bus on December 1, 1998. The purchase price was $5.0 million plus liabilities assumed of $3.9 million. The acquisition was accounted for as a purchase and the results of Mid Bus' operations have been consolidated with those of the Company since the date of acquisition. The excess cost over the fair value of net assets acquired is being amortized on a straight-line basis over 20 years. Goodwill amortization reflected in the consolidated statements of income, totaled $129,390 and $120,538 for the nine months ended July 31, 2000 and 1999 respectively.

    The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revisions or that the remaining balance of goodwill may not be recoverable. When factors indicate that the goodwill should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable.



    (3)  Inventories

    Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

    Major classes of inventories as of July 31, 2000 and October 31, 1999, consisted of the following:

                                       July 31,      October 31,
                                         2000             1999

     Chassis                         $13,119,699     $ 5,507,600
     Raw materials & components       12,099,790      11,066,127
     Work-in-process                   7,966,426       5,329,627
     Finished goods                   11,551,892      14,314,798
                                     $44,737,807     $36,218,152

    (4)  Earnings per Share

    Dilutive securities, consisting of options to purchase the Company's common stock and restricted stock awards included in the calculation of diluted weighted average common shares were 243,665 and 261,278 for the three months ended July 31, 2000 and 1999, respectively. The effect of dilutive stock options and restricted stock awards on weighted average shares outstanding was 356,154 and 128,803 for the nine months ended July 31, 2000 and 1999, respectively.

    (5)  Contingencies and Litigation

    At July 31, 2000, the Company had contingencies and litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position.

    (6)  Segment Information
                             Three Months     Nine Months Ended
                                Ended
    (In Thousands)             July 31,           July 31,


                             2000      1999      2000       1999
    Revenues from
    external customers:
      Ambulance            $25,720   $21,714  $ 73,231   $ 58,493
      Buses                 20,867    24,525    55,922     59,020
      Terminal Trucks       11,633     6,597    30,295     20,264
      Other                      -         -         -          -
    Consolidated Total     $58,220   $52,836  $159,448   $137,777

    Segment profit (pretax):
      Ambulance            $ 1,401   $   845  $  2,792   $  2,462
      Buses                    564     2,690     2,301      5,693
      Terminal Trucks          897       481     2,295        876
      Other                 (1,237)     (919)   (2,923)    (2,408)
    Consolidated Total    $  1,625   $ 3,097  $  4,465   $  6,623

                                 As of
                              July   October
                              31,      31,
                             2000      1999
    Segment assets:
      Ambulance            $30,942   $26,996
      Buses                 28,398    26,713
      Terminal Trucks       12,604    10,197
      Other                  2,474     2,515
    Consolidated Total     $74,418   $66,421

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations

    RESULTS OF OPERATIONS:

    Sales

    Sales for the three months ended July 31, 2000, increased 10%, compared to the same period in fiscal 1999. This increase was principally due to a 79% increase in unit volume sales of terminal trucks. This increase was partially offset by a 27% decrease in unit volume sales of bus products. Average unit selling price of ambulances for the three months ended July 31, 2000, increased 8%, compared to the same period in fiscal 1999, and principally resulted from a change in product mix to more complex units which carry higher selling prices.

    The average unit selling price of bus and terminal truck products for the three months ended July 31, 2000, decreased 10% and 2% respectively, compared to the same period in fiscal 1999. Historically, the Company's proprietary bus products have been heavily skewed toward Ford Motor Company (Ford) products, which carry higher gross margins. However, the Type-A school bus market has moved heavily away from Ford chassis to General Motors
    (GM) chassis due to price and model availability. Consequently, the Company's mix of bus products in fiscal 2000 has followed this shift to a greater volume of GM bus products, which carry lower margins. Decreases in bus product unit volume sales and average unit selling price for the three and nine months ending July 31, 2000, are principally due to a shift in the Type-A bus market away from Ford products combined with competitive pricing pressures in the industry.

    Sales for the nine months ended July 31, 2000, increased 16%, compared to the same period in fiscal 1999. This increase was principally due to 51% and 15% increases in unit volume sales of terminal trucks and ambulances respectively for the nine months ended July 31, 2000. These increases were partially offset by a 19% decrease in unit volume sales of bus products. Average unit selling price of ambulances for the nine months ended July 31, 2000, increased 6%, compared to the same period in fiscal 1999. Average unit selling price of bus and terminal truck products for the nine months ended July 31, 2000, decreased 10% and 1% respectively, compared to the same period in fiscal 1999.

    The Company's consolidated sales backlog at July 31, 2000 was $63.7 million compared to $59.6 million at October 31, 1999 and $73.5 million at July 31, 1999.

    Cost of Sales

    Cost of sales for the three months ended July 31, 2000 was 87.8% of sales compared to 83.5% for the same period in fiscal 1999. The Company's cost of sales for the nine months ended July 31, 2000 was 86.9% of sales compared to 84.0% of sales for the same period in fiscal 1999. The increase in cost of sales as a percent of sales for the three and nine months ended July 31, 2000 was principally due to higher terminal truck sales and higher chassis sales which carry lower gross margins combined with a reduction in average bus product selling price.

    Selling, General and Administrative Expenses

    Selling, general and administrative expenses increased $.9 million for the nine months ended July 31, 2000 compared to the same period in fiscal 1999. This increase was principally due to higher sales distribution costs of ambulance products in the first six months of fiscal 2000.

    Other Income (Expense)

    Interest expense for the three and nine months ended July 31, 2000 decreased principally as a result of the Company's reduction in debt. This decrease was partially offset by an overall increase of the Company's effective interest rates.

    Income Taxes

    The effective tax rate for the three months ended July 31, 2000 was 22% compared to 38% for the same period in fiscal 1999. The decrease in effective rate was principally attributable to increased state income tax credits, increased international sales reducing federal tax liability, and the reversal of accruals relating to prior years.

    The effective tax rate for the nine months ended July 31, 2000 was 29% compared to 38% for the same period in fiscal 1999. The decrease in effective rate was principally due to the same reasons discussed in the immediately preceding paragraph.

    Net Income

    The Company's net income for the three months ended July 31, 2000 was $1.3 million ($.17 per share-diluted) compared to $1.9 million ($.26 per share-diluted) for the same period in fiscal 1999. The decrease in the Company's net income was principally attributable to lower profit contributions from bus products. Bus products profit contribution was lower principally due to a sales volume decline. These decreases were partially offset by increases in terminal truck and ambulance profits, which resulted from higher sales described above.

    The Company's net income for the nine months ended July 31, 2000 was $3.2 million ($.42 per share-diluted) compared to $4.1 million ($.55 per share-diluted) for the same period in fiscal 1999. The net income change was principally due to the same reasons discussed in the immediately preceding paragraph.



    LIQUIDITY AND CAPITAL RESOURCES:

    The Company used existing credit lines, internally generated funds and supplier financing to fund its operations and capital expenditures for the three and nine months ended July 31, 2000.

    Cash provided by operations was $3.9 million for the nine months ended July 31, 2000 compared to $2.9 million for the nine months ended July 31, 1999. Cash provided by operations principally resulted from the Company's net income ($3.2 million), depreciation and amortization ($2.3 million), an increase in accounts payable ($6.8 million), and a decrease in prepaid expense ($.4 million), and was partially offset by an a increase in inventory ($8.5 million) and an increase in accounts receivable ($.5 million), for the nine months ended July 31, 2000.

    Cash used in investing activities was $1.7 million for the nine months ended July 31, 2000 compared to $6.7 million for the nine months ended July 31, 1999. The decrease was principally due to lower capital expenditures and nonrecurring acquisition costs associated with the purchase of Mid Bus in fiscal 1999.

    Cash flow used by financing activities was $2.3 million for the nine months ended July 31, 2000 compared to cash flow provided by financing activities of $3.8 million for the nine months ended July 31, 1999. This change principally resulted from lower new borrowings and the payment in January, 2000 of a special cash dividend of $.08 per share ($.6 million).

    The Company has aggregate maturities of $10.7 million in capitalized leases and long-term debt due in 2002, principally as a result of a loan agreement with the Company's lead bank which expires May 31, 2002. The Company currently anticipates arranging an extension or refinancing of this debt at or prior to maturity. See Note 2 of the "Notes to Consolidated Financial Statements" in the Company's 1999 Form 10K.

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

    No forward-looking statement can be guaranteed and actual future results may vary materially. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in product demand, the availability of vehicle chassis, adequate direct labor pools, changes in competition, interest rate fluctuations, development of new products, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company, substantial dependence on third parties for product quality, reliability and timely fulfillment of orders and other risks indicated in the Company's filings with the Securities and Exchange Commission.

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

    Item 4 - Submission of Matters to a Vote of Security-Holders
         Not applicable

    Item 5 - Other Information
         Not applicable

    Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits:
                 27.0 - EDGAR Financial Data Schedule

         (b)  Reports on Form 8-K
                 No reports on Form 8-K were filed during the quarter ended July 31, 2000.


                              SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COLLINS INDUSTRIES, INC.
                                  (REGISTRANT)





    DATE          September 1, 2000         /s/ Larry W. Sayre
                                            LARRY W. SAYRE
                                            VICE PRESIDENT - FINANCE AND
                                            CHIEF FINANCIAL OFFICER
                                            (Principal Accounting Officer)