Form 10-K
period 2000-10-31
COLLINS INDUSTRIES INC
filed 2001-01-11
CIK 21759

Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended October 31, 2000 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from _________ to ___________

Commission file number 0-12619

Collins Industries, Inc. .

(Exact name of registrant as specified in its charter)

Missouri 43-0985160 .

(State or other jurisdiction of incorporation) (I.R.S. Employer Identification Number)

15 Compound Drive Hutchinson, Kansas 67502-4349 .

(Address of principal executive offices) (Zip Code)

Registrant's telephone number including area code 316-663-5551 .

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Name of each exchange on which registered

None . N/A ..

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.10 per share .

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X . No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of voting stock held by non-affiliates of the registrant was $ 17,671,260 as of
January 8, 2001 .

The number of shares of Common Stock outstanding on January 8, 2001 was 7,294,455 .

Documents Incorporated by Reference

The following are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Document: Part of Form 10-K

Proxy Statement for Annual Meeting

of Shareholders on February 23, 2001 _ Part III .

PART I

Item 1. BUSINESS

General Development of Business

Collins Industries, Inc. was founded in 1971 as a manufacturer of small school buses and ambulances built from modified cargo vans. The Company's initial product was the first "Type A" school bus, designed to carry 16 to 20 passengers. Today the Company manufactures specialty vehicles and accessories for various basic service niches of the transportation industry. The Company's products include ambulances, small school buses, shuttle and mid-size commercial buses, terminal trucks, commercial bus chassis, road construction equipment and industrial rental sweepers. From its inception, Collins' stated goal has been to become the largest manufacturer of specialty vehicles in the U.S. The Company has grown primarily through the internal development of new products and the acquisition of complementary product lines.

In the U.S., Collins is the largest manufacturer of ambulances, the second largest manufacturer of terminal trucks and a leading manufacturer of small school buses, and sweepers used in the road construction industry. The Company sells its products under several well-known trade names, including Wheeled Coach® (ambulances), Collins Bus® and Mid Busæ (small school buses), World Trans® (commercial buses), Capacity® (terminal trucks) and Waldonæ /Lay-Moræ (road construction and industrial rental sweeper equipment).

Most Collins products are built to customer specifications from a wide range of options offered by the Company. Collins sells to niche markets which demand manufacturing processes too sophisticated for small job shop assemblers, but is not the highly automated assembly line operations of mass production vehicle manufacturers. The Company emphasizes specialty engineering and product innovation, and it has introduced new products and product improvements, which include the Moduvan® ambulance, the first ambulance of its size with advanced life-support system capability, the Dura-Ride® suspension system, the first frame-isolating suspension system for terminal trucks, and the innovation of a larger seating capacity, Type A Super Bantam™ school bus capable of carrying up to 24 passengers, the largest Type A in the industry.

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

Buses. The Company manufactures small school buses, commercial and shuttle buses at its Bluffton, Ohio and South Hutchinson, Kansas facilities.

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

Collins offers commercial bus products in various price ranges. The Diplomat™ is a steel body bus built on a vendor-supplied, cutaway chassis that carries 17 to 25 passengers and targets a low- to mid-price range market. The World Trans 3000 is an aluminum body bus built on the Company's rear-engine, rail-type chassis. This product is designed for the medium duty segment of the transit and shuttle markets.

Terminal Trucks. The Company produces two basic models of terminal trucks at its Longview, Texas facility, the Trailer Jockey® and the Yardmaster® . Terminal trucks are designed and built to withstand heavy-duty use by moving trailers and containers at warehouses, rail yards, rail terminals and shipping ports. Most terminal trucks manufactured by the Company are built to customer specifications. The Company manufactures the entire truck except for major drivetrain components which are purchased from outside suppliers.

Bus Chassis. The Company produces a rear-engine bus chassis at its Longview, Texas facility for use by the Company and for sale to other manufacturers. This chassis is suitable for both commercial and large school buses. To date, the Company has produced and sold limited quantities of these chassis. The Company plans to continue manufacturing bus chassis suitable for its own products and for sale to other manufacturers.

Road Construction Equipment. The Company produces three and four wheel sweepers, a full line of articulated four-wheel drive loaders, rough terrain lift trucks, compact loaders, backhoes and dozers. These products are principally sold in both commercial and rental markets through direct sales and distributors throughout the United States.

Manufacturing

Manufacturing consists of the assembly of component parts either purchased from others or fabricated internally. With the exception of chassis, chassis components and certain terminal truck components which are purchased from outside suppliers, the Company fabricates the principal components of its products. Collins' internal capabilities include CNC gas/plasma shape cutting, CNC punching and forming of sheet metal, metal stamping, tooling, molding of fiberglass components, mechanical and electrical component assembly, upholstery, painting and finishing and Computer-Aided-Design and Manufacturing (CAD/CAM) systems.

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

The Company uses substantial amounts of steel in the production of its terminal truck products and road construction equipment and purchases certain other major components (primarily engines, transmissions and axles). Collins also uses large amounts of aluminum, steel, fiberglass and glass in the production of ambulances and buses. There is substantial competition among suppliers of such raw materials and components, and the Company does not believe that a loss of a single source of supply would have a material adverse effect on its business.

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

Seasonality of Business

Historically a major portion of the Company's net income has been earned in the second and third fiscal quarters ending April 30 and July 31, respectively. The purchasing patterns of school districts are typically strongest in the spring and summer months which accounts for typically stronger sales of small school buses in the quarters ending April 30 and July 31. Generally, the Company's sales tend to be lower in the fall and winter months due to the purchasing patterns of the Company's customers in general and because purchasing activities are normally lower near the end of the calendar year.

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

Sales Backlog

The sales backlog at October 31, 2000 was approximately $46.7 million compared to $59.6 million at October 31, 1999. In the opinion of management, the majority of this sales backlog will be shipped during the coming year.

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

Competition

The markets for most of the Company's product lines are very competitive, and the Company currently has several direct competitors in most markets. Some of these competitors may have greater relative resources. The Company believes it can compete successfully (i) in the ambulance market on the basis of the quality and price of its products, its design engineering and product innovation capabilities and the strength of the Wheeled Coach brand name, (ii) in the small school bus market on the basis of its product price and quality and favorable recognition of its Collins Bus and Mid Bus brand names, (iii) in the road construction equipment market on the strength of its Waldon and Lay-Mor brand names, product quality, price and distribution networks.

In the terminal truck market, the Company competes primarily with one larger domestic competitor, Ottawa Truck, which is owned by Kalmar Industries. Kalmar has international distribution channels and may have greater relative resources than the Company. The Company believes it can compete successfully in this market on the basis of its Capacity brand name, price, product quality and customer demand for its exclusive Dura-Ride suspension system.

Research and Development Costs
	2000	1999	1998
Research and Development Expenses	$156,475	$154,688	$185,982

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

Employees

The Company employs approximately 1,100 persons full time, including officers and administrative personnel. The Company has not experienced any strikes or work stoppages due to labor problems and considers its relations with its employees to be satisfactory.

Export Sales

See "Note 7 to the Consolidated Financial Statements".

Item 2. PROPERTIES

The following table sets forth certain information with respect to the Company's manufacturing and office facilities. The Company owns all properties listed below in fee simple, except as otherwise noted.

Location	Use	Approximate Size (sq ft)

Hutchinson, Kansas	Corporate headquarters	5,000

Hutchinson, Kansas	Ambulance production; Office space	216,000

South Hutchinson, Kansas(1),(2)	Small school bus and commercial bus production; Office space	247,000

Orlando, Florida (1)	Ambulance production; Office space	309,000

Longview, Texas (3)	Terminal truck production; chassis production; Office space	180,000

Mansfield, Texas (1)	Ambulance sales, service and distribution center	25,000

Fairview, Oklahoma (1)	Road construction equipment fabrication and assembly; Office space	74,000

Bluffton, Ohio (4)	Small school bus and commercial bus production; Office space	186,000

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
  This property is leased until December 31, 2004, with an option to renew for two additional five year terms or purchase after January 1, 2005.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2000.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

Collins Industries, Inc. common stock is quoted on the Nasdaq Stock Market under the symbol COLL. The following table sets forth the high and low sales prices per share of the common stock as reported by the Nasdaq Stock Market. The Company's common stock had 563 shareholders of record at October 31, 2000.

FISCAL 2000

			Volume
Quarter	High	Low	(000s)
First	7	5-3/4	716
Second	6-5/8	4-3/4	815
Third	6	3	896
Fourth	4-3/8	3	697

FISCAL 1999

			Volume
Quarter	High	Low	(000s)
First	4-5/8	3-5/16	546
Second	5-1/4	3-3/4	544
Third	6-7/8	4	710
Fourth	7-3/16	4-1/2	918

During the period covered by this Report, the Company did not sell any equity securities that were not registered under the Securities Act.

Item 6. SELECTED FINANCIAL DATA

Operating History

(In thousands except share and per-share data)

Fiscal years ended October 31,	2000 (b)	1999(a)	1998	1997	1996
Sales	$ 220,912	$ 196,398	$ 156,445	$ 157,522	$ 151,879
Cost of sales	192,621	165,978	134,427	131,807	129,652
Gross profit	28,291	30,420	22,018	25,715	22,227
Selling, general and administrative
(includes research & development)	20,725	20,046	16,124	15,379	15,236
Income from operations	7,566	10,374	5,894	10,336	6,991
Other income (expenses):
Interest, net	(1,743)	(1,820)	(1,400)	(1,643)	(2,241)
Other, net	125	316	243	150	262
Income from continuing operations	5,948	8,870	4,737	8,843	5,012
Provision for income taxes	1,790	3,460	1,710	1,600	-
Net income	$ 4,158	$ 5,410	$ 3,027	$ 7,243	$ 5,012
Earnings per share-diluted:
Net income	.55	.72	.39	.94	.66
Dividends per share	$ .18	$ .10	$ .23	$ .075	$ -
Weighted average shares outstanding - diluted	7,574,915	7,551,247	7,668,543	7,711,221	7,621,403
Depreciation and amortization	$ 3,099	$ 2,580	$ 1,795	$ 1,782	$ 2,128
    1999 includes results from Mid Bus acquisition.
    2000 includes results from Mobile Products, Inc. acquisition of certain assets of Waldon, Inc., as of September 11, 2000.

Financial Position

(In thousands except share and per-share data)

Fiscal years ended October 31,	2000	1999	1998	1997	1996

Current assets	$ 54,871	$ 43,359	$ 31,747	$ 34,002	$ 32,640
Current liabilities	34,719	26,658	16,072	18,959	18,436
Working capital	20,152	16,702	15,675	15,043	14,204
Total assets	81,022	66,979	49,076	47,163	45,744
Long-term debt and capitalized leases (less current maturities)	19,016	15,803	12,733	8,362	13,418
Shareholders' investment	26,673	23,960	20,271	19,842	13,891
Book value per share	3.59	3.21	2.73	2.69	1.91

Financial Comparisons
Fiscal years ended October 31,	2000	1999	1998	1997	1996

Gross profit margin	12.8%	15.5%	14.0%	16.3%	14.6%
Net profit margin	1.9%	2.8%	1.9%	4.6%	3.3%
Selling, general and administrative (including R&D) as percent of sales	9.4%	10.2%	10.3%	9.8%	10.0%
Current ratio	1.6:1	1.6:1	2.0:1	1.8:1	1.8:1
Long-term debt and capitalized leases
to shareholders' investment	0.7:1	0.7:1	0.6:1	0.4:1	1.0:1
Manufacturing space (000's square feet)	1,108	1,014	988	898	898

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

RESULTS OF OPERATIONS

Fiscal 2000 Compared to Fiscal 1999. Sales for fiscal 2000 increased 12.5% to $220.9 million compared to $196.4 million in fiscal 1999. This increase was principally due to a 48.4% and 8.3% increase in unit sales of terminal trucks and ambulances products respectively. This increase was partially offset by a 20.3% decrease in unit sales of bus products. The sales increase in terminal truck products principally resulted from improvements in its distribution network and from higher sales across rail, trucking and port sectors of its domestic and international markets. Ambulance sales increased principally as a result of higher sales to the fire service sector of the ambulance market. Decreases in bus product unit sales in fiscal 2000 are principally due to a reduction in sales to large national contractors and childcare providers.

Average unit selling price for ambulance products increased 9.1% in fiscal 2000 compared to fiscal 1999, and principally resulted from a change in product mix to more complex units which carry higher selling prices. Terminal truck selling prices increased 3.5% in fiscal 2000 compared to fiscal 1999, and principally resulted from increased international sales. Average unit selling price for bus products decreased 7.4% in fiscal 2000 compared to fiscal 1999. Historically, the Company's proprietary bus products have been heavily skewed toward Ford Motor Company (Ford) products, which carry higher gross margins. However, the Type-A school bus market has moved heavily away from Ford chassis to GMC chassis due to price and model availability. Consequently, the Company's mix of bus products in fiscal 2000 has followed this shift to a greater volume of GMC bus products, which carry a lower selling price.

At October 31, 2000, the Company's consolidated sales backlog was $46.7 million compared to $59.6 million at October 31, 1999. The Company believes a majority of its consolidated sales backlog will be shipped in fiscal 2001.

Cost of sales for fiscal 2000 was 87.2% of sales compared to 84.5% of sales in fiscal 1999. The percentage increase was principally due to the decreases in average selling price of bus products as discussed above.

Selling, general and administrative expenses for fiscal 2000 were $20.6 million or 9.3% of sales compared to $19.9 million or 10.1% of sales in fiscal 1999. This percentage decrease principally resulted from the increase in sales without a corresponding increase in selling, general and administrative expenses for fiscal 2000.

Interest expense decreased principally due to reductions in borrowing through the first ten months of fiscal 2000. These reductions were partially offset by interest rate increases. In September 2000 the Company purchased certain assets of Waldon, Inc., for $7.8 million. See "Note 1 to the Consolidated Financial Statements" for quantitative information.

Income tax expense in fiscal 2000 was $1.8 million. Income tax expense as a percentage of pretax income was 31% in fiscal 2000 compared to 39% in fiscal 1999. Income tax expense as a percent of pretax income decreased principally as a result of state tax credits and reductions of prior accruals.

The Company's net income in fiscal 2000 decreased to $4.2 million ($.55 per share-diluted) compared to $5.4 million ($.72 per share-diluted) in fiscal 1999. This decrease was principally due to decreases in bus product sales in fiscal 2000, partially offset by lower income tax rates and higher profit from terminal truck and ambulance products.

Fiscal 1999 Compared to Fiscal 1998. Sales for fiscal 1999 increased 25.5% to $196.4 million compared to $156.4 million in fiscal 1998. This increase was principally due to a 140.7% and 5.4% increase in unit volume sales of bus and ambulances products respectively in fiscal 1999. The unit sales increase in bus products principally resulted from the impact of nonconforming vans being replaced with small Type A school buses and the acquisition of Mid Bus, Inc. in December, 1998. The unit sales increase in ambulance products principally resulted from increased direct sales and marketing activities. Average manufactured selling price per unit of school buses and ambulances decreased approximately 1.9% and 0.6% respectively in fiscal 1999.

At October 31, 1999, the Company's consolidated sales backlog was $59.6 million compared to $33.6 million at October 31, 1998.

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

The Company's net income in fiscal 1999 increased to $5.4 million ($.72 per share-diluted) compared to $3.0 million ($.39 per share-diluted) in fiscal 1998. This increase was principally attributable to stronger operating results from bus products including those of the newly acquired Mid Bus, Inc., partially offset by higher tax rates and lower profit on ambulances.

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

Cash provided by operations was $6.6 million in fiscal 2000 compared to $10.2 million in fiscal 1999. Principal sources of the cash provided by operations in fiscal 2000 were from Company profits and increases in accounts payable. These sources of cash from operations were offset by increase in receivables and inventories.

Cash provided by operations was $10.2 million in fiscal 1999 compared to $4.1 million in fiscal 1998. Principal sources of the cash provided by operations in fiscal 1999 were from Company profits, increases in accounts payable and accrued expenses, and a reduction in accounts receivable. These sources of cash from operations were offset by an increase in inventories.

Cash provided by operations was $4.1 million in fiscal 1998 compared to $8.1 million in fiscal 1997. Principal sources of the cash provided by operations in fiscal 1998 were from Company profits and reductions of accounts receivable, inventories and prepaid expenses. These sources of cash from operations were offset by reductions in accounts payable and accrued expenses.

Cash used in investing activities was $9.7 million in fiscal 2000 compared to $7.6 million in fiscal 1999. In fiscal 2000 the principal use of cash for investing purposes was for the acquisition of certain assets of Waldon, Inc., and capital expenditures related to the Company's expansion of its terminal truck production facilities. Cash used in investing activities was $7.6 million in fiscal 1999 compared to $5.8 million in fiscal 1998. In fiscal 1999 the principal use of cash for investing purposes was for the acquisition of Mid Bus, Inc., and capital expenditures related to the Company's expansion of its bus and terminal truck production facilities. Cash used in investing activities was $5.8 million in fiscal 1998 compared to $1.8 million in fiscal 1997. In fiscal 1998 the principal use of cash for investing purposes was for the acquisition of new property and equipment. Approximately $3.8 million of fiscal 1998 capital expenditures related to the Company's expansion of its bus production facilities.

Cash provided by financing activities was $3.0 million in fiscal 2000 compared to cash used in financing activities of $2.4 million in fiscal 1999. In fiscal 2000, the Company made additional long-term borrowings of $6.4 million and used cash of $1.5 million to reduce other long-term debt, $.5 million to purchase and retire common stock and $1.3 million to pay cash dividends. Cash used in financing activities was $2.4 million in fiscal 1999 compared to cash provided by financing activities of $1.7 million in fiscal 1998. In fiscal 1999, the Company made additional long-term borrowings of $5.6 million and used cash of $6.1 million to reduce other long-term debt, $1.2 million to purchase and retire common stock and $.7 million to pay cash dividends. Cash provided by financing activities was $1.7 million in fiscal 1998 compared to cash used in financing activities of $6.4 million in fiscal 1997. In fiscal 1998, the Company made additional long-term borrowings of $6.4 million and used cash of $2.2 million to reduce other long-term debt, $.9 million to purchase and retire common stock and $1.7 million to pay cash dividends.

Aggregate maturities of $14.5 million in capitalized leases and long-term debt due in 2002 are principally a result of a loan agreement with the Company's lead bank which expires May 31, 2002. The Company currently anticipates arranging an extension or refinancing of this debt at or prior to maturity. See "Note 2 to the Consolidated Financial Statements" for quantitative information.

The Company believes that its cash flows from operations and its credit facility with its lead bank will be sufficient to satisfy its future working capital, capital expenditure requirements and anticipated dividends.

At October 31, 2000 there were no significant or unusual contractual commitments or capital expenditure commitments.

On September 11, 2000, the Company completed the purchase certain assets of Waldon, Inc., a manufacturer of industrial construction equipment. The purchase was financed through borrowings on the Company's $5.0 million term acquisition line and revolving credit facility.

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

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

This annual report and other written reports and oral statements made from time to time by the Company may contain so-called "forward-looking statements" about the business, financial condition, and prospects of the Company which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as "expects", "plans", "will", "estimates", "forecasts", "projects", and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. One should understand that it is not possible to predict or identify all factors which involve risks and uncertainties. Consequently, the reader should not consider any such list or listing to be a complete statement of all potential risks or uncertainties.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the years ended October 31,

	2000	1999	1998

Sales	$220,911,785	$196,398,056	$156,445,451
Cost of sales	192,620,891	165,978,436	134,427,383
Gross profit	28,290,894	30,419,620	22,018,068

Selling, general and administrative expenses	20,568,277	19,891,803	15,937,649
Research and development expenses	156,475	154,688	185,982

Income from operations	7,566,142	10,373,129	5,894,437

Other income (expense):
Interest, net	(1,742,739)	(1,819,986)	(1,399,984)
Other, net	125,027	316,358	242,647
	(1,617,712)	(1,503,628)	(1,157,337)

Income before provision for income taxes	5,948,430	8,869,501	4,737,100

Provision for income taxes	1,790,000	3,460,000	1,710,000

Net income	$ 4,158,430	$ 5,409,501	$ 3,027,100

Earnings per share:
Basic	$.58	$.74	$.40

Diluted	$.55	$.72	$.39

Dividends per share	$.18	$.10	$.23

The accompanying notes are an integral part of these consolidated statements.

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

October 31,

ASSETS	2000	1999
Current assets:
Cash	$ 204,101	$ 344,948
Receivables	10,206,169	5,146,834
Inventories	41,410,790	36,218,152
Prepaid expenses and other current assets	3,049,779	1,650,040
Total current assets	54,870,839	43,359,974

Property and equipment, at cost:
Land and improvements	2,914,804	2,812,804
Buildings and improvements	18,838,363	17,337,826
Machinery and equipment	18,629,292	17,380,252
Office furniture and fixtures	3,922,755	3,704,020
	44,305,214	41,234,902
Less - accumulated depreciation	25,157,372	22,895,341
	19,147,842	18,339,561
Other assets	7,003,486	5,279,028
	$81,022,167	$66,978,563

LIABILITIES & SHAREHOLDERS' INVESTMENT
Current liabilities:
Current maturities of long-term debt and capitalized leases	$ 3,087,968	$ 1,460,113
Accounts payable	25,611,383	19,321,738
Accrued expenses and other current liabilities	6,019,483	5,875,654
Total current liabilities	34,718,834	26,657,505

Long-term debt and capitalized leases	19,015,695	15,803,399

Deferred income taxes	614,922	557,168

Shareholders' investment:
Preferred stock, $.10 par value
Authorized - 750,000 shares
Outstanding - No shares outstanding
Capital stock, $.10 par value
Authorized - 3,000,000 shares
Outstanding - No shares outstanding
Common stock, $.10 par value
Authorized - 17,000,000 shares
Issued and outstanding - 7,424,455 shares in 2000; and 7,465,406 shares in 1999	742,446	746,541
Paid-in capital	18,026,830	18,094,900
Deferred compensation	(1,071,169)	(1,033,521)
Retained earnings	8,974,609	6,152,571

Total shareholders' investment	26,672,716	23,960,491
	$81,022,167	$66,978,563

The accompanying notes are an integral part of these consolidated balance sheets.

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended October 31,

	2000	1999	1998
Cash flow from operations:
Cash received from customers	$218,576,230	$197,889,320	$157,845,373
Cash paid to suppliers and employees	(207,842,808)	(183,319,810)	(150,697,953)
Interest paid, net	(1,700,879)	(1,813,342)	(1,456,095)
Income taxes paid	(2,439,176)	(2,561,370)	(1,628,444)
Cash provided by operations	6,593,367	10,194,798	4,062,881

Cash flow from investing activities:
Capital expenditures and acquisitions	(9,591,116)	(7,939,070)	(5,958,283)
Proceeds from sale of property and equipment	-	994,263	478,150
Expenditures for other assets	(119,690)	(643,526)	(284,849)
Cash used in investing activities	(9,710,806)	(7,588,333)	(5,764,982)

Cash flow from financing activities:
Principal payments of long-term debt and
capitalized leases	(1,539,372)	(6,121,542)	(2,168,041)
Addition to long-term debt and capitalized leases	6,379,522	5,603,872	6,423,421
Purchase of common stock and other
capital transactions	(527,166)	(1,155,256)	(862,525)
Payment of dividends	(1,336,392)	(732,586)	(1,735,911)
Cash provided by (used in) financing activities	2,976,592	(2,405,512)	1,656,944

Net increase (decrease) in cash	(140,847)	200,953	(45,157)
Cash at beginning of year	344,948	143,995	189,152

Cash at end of year	$ 204,101	$ 344,948	$ 143,995

Reconciliation of net income to net
cash provided by operations:
Net income	$ 4,158,430	$ 5,409,501	$ 3,027,100
Depreciation and amortization	3,098,615	2,567,718	1,795,336
Changes in assets and liabilities net of acquisitions:
Decrease (increase) in receivables	(2,335,555)	1,491,264	1,399,922
Decrease (increase) in inventories	(2,444,572)	(5,924,122)	414,780
Decrease (increase)in prepaid expenses	(548,763)	(76,850)	395,578
Increase (decrease) in accounts payable	4,658,796	5,735,682	(2,183,531)
Increase (decrease) in accrued expenses	(181,171)	1,077,970	(717,215)
Gain on sale of property and equipment	-	(86,365)	(69,089)
Other net	187,587	-	-
Cash provided by operations	$ 6,593,367	$ 10,194,798	$ 4,062,881

The accompanying notes are an integral part of these consolidated statements.

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

For the years ended October 31,

	Common Stock		Paid-In	Retained	Deferred
	Shares	Amount	Capital	Earnings	Compensation
Balance October 31, 1997	7,385,681	$738,568	$18,918,903	$184,467	$ -

Stock issued under stock
option plans	228,500	22,850	75,028	-	-
Net income	-	-	-	3,027,100	-
Cash dividends paid	-	-	-	(1,735,911)	-
Purchase and retirement of treasury stock	(183,300)	(18,330)	(955,729)	-	-
Tax benefit from exercise of
stock options	- .	- .	13,657 .	- .	- .

Balance October 31, 1998	7,430,881	743,088	18,051,859	1,475,656	- .

Stock issued under stock
option plans	26,320	2,632	90,138	- .	- .
Issuance of restricted stock awards, net	253,000	25,300	1,176,450	- .	(1,201,750)
Amortization of restricted stock awards	- .	- .	- .	- .	168,229
Net income	- .	- .	- .	5,409,501	- .
Cash dividends paid	- .	- .	- .	(732,586)	- .
Purchase and retirement of treasury stock	(244,795)	(24,479)	(1,236,465)	- .	- .
Tax benefit from exercise of
stock options	- .	- .	12,918	- .	- .

Balance October 31, 1999	7,465,406	746,541	18,094,900	6,152,571	(1,033,521)

Stock issued under stock
option plans	9,540	954	11,305	-	-
Issuance of restricted stock awards, net	101,222	10,122	444,878	-	(455,000)
Amortization of restricted
stock awards	-	-	-	-	417,352
Net income	-	-	-	4,158,430	-
Cash dividends paid	-	-	-	(1,336,392)	-
Purchase and retirement of treasury stock	(151,713)	(15,171)	(524,253)	-	-

Balance October 31, 2000	7,424,455	$742,446	$18,026,830	$8,974,609	($1,071,169)

The accompanying notes are an integral part of these consolidated statements.

Collins Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three years ended October 31, 2000

(1) Summary of Significant Accounting Policies

(a) Consolidation and Operations - The consolidated financial statements include the accounts of Collins Industries, Inc. (the Company) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company primarily operates in the bus, ambulance, terminal truck, and road construction equipment segments. Manufacturing activities are carried on solely in the United States. However, the Company does market its products in other countries. Revenues derived from export sales to unaffiliated customers were less than 10% of consolidated sales in fiscal 2000, 1999 and 1998.

(b) Cash and Cash Management - Cash includes checking accounts and funds invested in overnight and other short-term, interest-bearing accounts of three months or less.

The Company maintains controlled disbursement accounts with its lead bank under an arrangement whereby all cash receipts and checks are centralized and presented to the bank daily. All deposits are applied directly against the Company's revolving credit line and all checks presented for payment in the controlled disbursement accounts are funded through borrowings under the Company's revolving credit facility. At October 31, 2000 and 1999 accounts payable included outstanding checks drawn on controlled disbursement accounts of $4,829,978 and $4,302,671, respectively.

(c) Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. Major classes of inventories which include material, labor, and manufacturing overhead required in production of Company products consisted of the following:

	2000	1999
Chassis	$10,822,015	$ 9,969,754
Raw materials & components	13,325,241	11,066,127
Work-in-process	7,941,310	5,329,627
Finished goods	9,322,224	9,852,644
	$41,410,790	$36,218,152

(d) Depreciation and Maintenance - Depreciation is provided using the straight-line method or financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives of property are as follows:

Land improvements	10 to 20 years
Buildings and improvements	10 to 30 years
Machinery and equipment	3 to 15 years
Office furniture and fixtures	3 to 10 years
Goodwill	15 to 20 years

Maintenance and repairs are charged to expense as incurred. The cost of additions and betterments are capitalized. The cost and related depreciation of property retired or sold are removed from the applicable accounts and any gain or loss is taken into income.

(e) Goodwill - Other assets include goodwill of $5.7 million, $3.6 million and $0, in fiscal years 2000, 1999 and 1998, respectively. Goodwill resulted from the acquisition of certain assets of Waldon, Inc., by the Company's Mobile Products, Inc., subsidiary on September 11, 2000 and the acquisition of Mid Bus on December 1, 1998. The purchase price for Waldon, Inc., assets was $7.8 million. The purchase price of Mid Bus stock was $5.0 million plus liabilities assumed of $3.9 million. The acquisitions were accounted for as purchases and the result of operations have been consolidated with those of the Company since the date of acquisition. The excess cost over the fair value of net assets acquired is being amortized on a straight-line basis over 15 years for Mobile Products, Inc. and 20 years for Mid Bus. Goodwill amortization is reflected as cost of sales in the consolidated statements of income, and totaled $183,750, $165,740 and $0 in fiscal years 2000, 1999 and 1998, respectively. Accumulated amortization of goodwill was $349,490, $165,740 and $0 in fiscal years 2000, 1999 and 1998, respectively.

The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revisions or that the remaining balance of goodwill may not be recoverable. When factors indicate that the goodwill should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

(f) Revenue Recognition - The Company records vehicle sales at the earlier of completion of the vehicle and receipt of full payment or shipment or delivery to the customer as specified by the customer purchase order. Customer deposits for partial payment of vehicles are deferred and treated as current liabilities until the vehicle is completed and recognized as revenue.

(g) Earnings Per Share - Basic earnings per share are computed based on the weighted average number of common shares outstanding. Potentially dilutive shares, calculated using the treasury stock method, consist of stock options and restricted stock .

The following is a reconciliation of shares used to calculate basic and diluted earnings per share:

	2000	1999	1998
Average share outstanding for basic	7,213,825	7,305,310	7,498,751
Effect of potentially dilutive options and restricted stock	361,090	245,937	169,792
Average shares outstanding for diluted	7,574,915	7,551,247	7,668,543

(h) Reclassification of Financial Statements - Certain amounts reported for prior years have been reclassified to conform to the 2000 presentation.

(2) Long-term Debt and Capitalized Leases

Long-term debt and capitalized leases at October 31, 2000 and 1999 consist of the following:

	2000	1999
Bank credit facility:
Revolving credit borrowings	$ 8,199,348	$ 7,628,818
Term Loan A Monthly principal payments of $45,000	1,475,516	2,065,516
Term Loan B Monthly principal payments of $9,833	442,505	560,501
Term Loan C Monthly principal payments of $27,192	1,169,236	1,495,540
Term Acquisition Line Monthly principal payments of $138,888	4,861,111	-
Capitalized leases:
City of South Hutchinson, Kansas, 4.75%-5.80%.
Annual principal and sinking fund payments range
From $319,000 in 2001 to $323,000 in 2007	2,505,695	2,809,445
City of South Hutchinson, Kansas, 4.80%-5.90%.
Annual principal and sinking fund payments range
From $106,000 in 2001 to $150,000 in 2009	698,890	680,480
Longview Industrial Corporation, Longview, Texas
Variable Rate Demand Revenue Bonds -
Annual principal and sinking fund payments beginning in 2002
From $500,000 to $700,000 in 2009	2,691,362	1,861,891
Other notes payable	60,000	161,321
	22,103,663	17,263,512
Less - current maturities	3,087,968	1,460,113
	$19,015,695	$15,803,399

On September 1l, 2000, the Company amended the original Loan Agreement, (the "Agreement"), dated July 31, 1998, with Bank of America, formerly NationsBank of Georgia, N.A., Atlanta, Georgia (the "Bank"). This amendment increased the Company's total credit facility to $45.3 million. The Agreement provides for a revolving credit facility of $30.0 million, and a long-term credit facility (Term Loans A, B, and C) of $10.3 million, and an acquisition credit facility of $5.0 million. The acquisition credit facility was used to partially finance the acquisition of certain assets of Waldon, Inc. in September, 2000. The credit facilities bear interest based on a combination of Eurodollar (LIBOR plus 1.75%) and the Bank's prime lending rate (9.50% at October 31, 2000) and mature May 31, 2002. The revolving credit facility also provides for a maximum of $3.0 million in letters of credit, of which $1.2 million were outstanding at October 31, 2000. The total amount of unused revolving credit available to the Company was $14.5 million at October 31, 2000.

The credit facility is collateralized by receivables, inventories, equipment and certain real property. Under the terms of the Agreement, the Company is required to maintain certain financial ratios and other financial conditions. The Agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. At October 31, 2000 and 1999, the Company was in compliance with all loan covenants.

Certain of the Company's manufacturing facilities were financed from the proceeds of industrial revenue bonds. Lease purchase agreements with the respective cities provide that the Company may purchase the manufacturing facilities at any time during the lease terms by paying the outstanding principal amount of the bonds plus a nominal amount. At October 31, 2000, the net book value of manufacturing facilities subject to these lease purchase agreements was approximately $6.3 million.

The carrying amount of the Company's long-term obligations does not differ materially from fair value based on current market rates available to the Company.

The aggregate maturities of capitalized leases and long-term debt for the years subsequent to October 31, 2000 are as follows:

2001	$ 3,087,968
2002	14,454,998
2003	982,000
2004	1,003,250
2005	1,030,750
2006 and thereafter	1,544,697

(3) Income Taxes

The provision for income taxes consists of the following:

	2000	1999	1998
Current	2,136,000	3,368,000	1,424,000
Deferred	(346,000)	92,000	286,000

The Company accounts for income taxes in accordance with the liability method. Deferred income taxes are determined based upon the difference between the book and tax basis of the Company's assets and liabilities. Deferred taxes are provided at the enacted tax rates expected to be in effect when the differences reverse. The income tax effect of temporary differences comprising the deferred tax assets are included in other current assets on the accompanying consolidated balance sheet and result from:

	2000	1999
Deferred tax assets:
Self-insurance reserves	$ 79,000	$ 241,000
Vacation	202,000	201,000
Warranty	298,000	266,000
Doubtful accounts	20,000	19,000
Inventories	457,000	357,000
Amortization	193,000	182,000
Revenue recognition	136,000	204,000
Other	30,000	-
	1,415,000	1,470,000
Deferred tax liabilities:
Accelerated depreciation	(947,000)	(946,000)
Other	-	(24,000)
	(947,000)	(970,000)

Net deferred tax assets	$ 468,000	$ 500,000

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the three years during the period ended October 31, 2000 follows:

	2000	1999	1998
Statutory federal income tax rate	34%	34%	34%
Increase (decrease) in taxes
Resulting from:
State tax, net of federal benefit	4	4	3
Utilization of state tax credits	(3)	-	-
Decrease in prior accruals	(3)	-	-
Other	(2)	1	(1)

Effective tax rate	30%	39%	36%

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

Stock-Based Compensation Plans - The Company has two shareholder-approved stock plans, the 1997 Omnibus Incentive Plan (the "1997 Plan") and 1995 Stock Option Plan (the "1995 Plan"). Under the 1997 Plan, directors, officers and key employees may be granted stock options, restricted stock and other stock-based awards. A total of 2,000,000 shares may be granted under the 1997 Plan.

Under the 1997 Plan, the Company issued 119,000 shares of common stock on July 19, 2000, in the form of restricted stock awards. Shares were issued as an incentive to retain key employees, officers and directors. Of these shares, 2,000 and 117,000 will vest on July 19, 2002 and July 19, 2003, respectively. In fiscal 1999, the Company issued 253,000 shares of common stock on May 14, 1999, in the form of restricted stock awards. Of these shares, 4,000 and 249,000 will vest on May 14, 2001 and May 14, 2002, respectively. At October 31, 2000, options for 797,500 shares were outstanding under the 1997 Plan.

Under the 1995 Plan, a total of 1,000,000 shares of the Company's common stock were available for grant to officers, directors and key employees. As of October 31, 2000, all of these shares had been granted and options for 188,300 shares were outstanding under the 1995 Plan.

Under both plans, the exercise price of all options granted through October 31, 2000 equaled the stock's market price on the date of grant and fully vested six months after the date of grant. The expiration dates of the options range from 5 to 10 years. Options outstanding at October 31, 2000 had a weighted average contractual life of six years, nine months and exercise prices ranged from $1.75 to $5.13.

A summary of the Company's two stock option plans at October 31, 2000, 1999 and 1998 and changes during the years then ended are presented in the table following:

	2000		1999		1998
		Per		Per		Per
	Shares	Share(a)	Shares	Share(a)	Shares	Share(a)
Outstanding at beginning of year	1,048,300	$4.07	923,200	$4.11	1,072,400	$3.57

Granted	-	-	195,000	3.99	182,500	4.33

Exercised	(12,000)	1.87	(40,800)	4.40	(318,000)	1.82

Forfeited	(50,500)	4.36	(29,100)	4.53	(13,700)	6.26

Outstanding at end of year	985,800	$4.08	1,048,300	$4.07	923,200	$4.11

Exercisable at end of year	985,800	$4.08	1,048,300	$4.07	748,200	$4.08

(a) Weighted average exercise price per share.

Weighted average fair value of options granted	$ -			$1.99		$2.08

The fair value of each option grant is estimated using the Black-Scholes option pricing model with the following assumptions used for grants:

	2000	1999	1998
Expected dividend yield	-	1.5%	1.5%
Expected life in years	-	4	4
Expected volatility	-	45.8%	47.5%

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

Had compensation cost for the Company's stock options been determined consistent with the methodology prescribed under FASB Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net income and income per share would have been reduced to the following pro forma amounts:

	2000	1999	1998
Net income:
As reported	$4,158,430	$5,409,501	$3,027,100
Pro forma	4,158,430	5,157,925	2,618,431
Diluted earnings per share:
As reported	$ .55	$ .72	$ .39
Pro forma	.55	.68	.34

(5) Tax Deferred Savings Plan and Trust

In 1985, the Company made available to all eligible employees the opportunity to participate in the Company's Tax Deferred Savings Plan and Trust. The Company provides a 50% matching contribution in the form of cash or unregistered common stock of the Company on the eligible amount invested by participants in the plan to purchase common stock of the Company. The Company's contribution to this plan was $130,487 in 2000, $138,881 in 1999, and $75,269 in 1998. This plan held 511,129 shares of the Company's common stock at October 31, 2000 and 461,101 shares at October 31, 1999.

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

(c) Operating Leases - The Company has operating leases principally for certain manufacturing facilities vehicles and equipment. Operating lease expense was $562,709 in 2000, $593,584 in 1999, and $351,435 in 1998.

The following schedule details operating lease commitments for the years subsequent to October 31, 2000:

2001	$576,839
2002	498,075
2003	431,094
2004	357,754
2005	47,500
2006 and thereafter	-0-

(d) Litigation - At October 31, 2000 the Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position or results of operations.

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

(7) Segment Information

Collins Industries, Inc., has four reportable segments: Ambulances, buses, terminal trucks, and road construction equipment. The ambulance segment produces modular and van type ambulances for sale to hospitals, ambulance services, fire departments and other governmental agencies. The bus segment produces small school buses, commercial buses and shuttle buses for sale to schools, hotel shuttle services, airports, and other governmental agencies. The terminal truck segment produces off road trucks designed to move trailers and containers for sale to warehouses, truck terminals, rail yards, rail terminals, and shipping ports. The road construction equipment segment produces sweepers, forklifts, loaders and backhoes for sale to the road construction industry and industrial rental outlets.

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

The following table contains segment information for the years ended October 31, 2000, 1999, and 1998. All amounts in thousands of dollars.

		Ambulance	Buses	Terminal Trucks	Road Construction	Other	Consolidated Total

Revenues from external customers	2000	$98,412	$77,920	$43,170	$1,410	-	$220,912
	1999	81,805	85,372	29,221	-	-	196,398
	1998	77,265	46,988	32,192	-	-	156,445

Intersegment revenues:	2000	88	223	387	-	-	698
	1999	1,458	2,578	1,026	-	-	5,062
	1998	9	40	2,162	-	-	2,211

Interest income/(expense) net:	2000	(654)	(822)	(432)	(93)	258	(1,743)
	1999	(599)	(1,036)	(334)	-	149	(1,820)
	1998	(593)	(600)	(360)	-	153	(1,400)

Depreciation and amortization:	2000	(671)	(1,174)	(393)	(39)	(822)	(3,099)
	1999	(562)	(1,155)	(280)	-	(571)	(2,568)
	1998	(684)	(521)	(203)	-	(388)	(1,796)

Segment profit (loss) pre tax:	2000	3,450	3,755	3,285	(23)	(4,519)	5,948
	1999	2,992	7,756	1,483	-	(3,361)	8,870
	1998	3,374	3,032	880	-	(2,549)	4,737

Segment assets:	2000	30,583	24,137	12,699	9,212	4,391	81,022
	1999	26,996	26,713	10,197	-	2,515	66,421
	1998	21,900	15,598	8,274	-	3,304	49,076

Segment expenditures for capital assets:	2000	393	283	1,072	2	13	1,763
	1999	841	1,129	1,046	-	124	3,140
	1998	438	3,880	1,131	-	509	5,958

Other includes the elimination of intersegment transactions and expenses generated to support corporate activities not directly attributable to any specific organization within the enterprise.

Non-domestic sales were $11.2 million, $11.3 million, and $15.3 million for fiscal years 2000, 1999, and 1998 respectively.

All assets are held by companies operating in the United States.

During 2000, 1999 and 1998, sales to any one customer were not in excess of 10% of consolidated sales.

(8) Quarterly Financial Information (Unaudited)

(Dollars in thousands except per share information)

Financial Results

	Net Sales		Gross Profit		Net Earnings
	2000	1999	2000	1999	2000	1999

First Quarter	$ 49,713	$ 38,174	$ 7,082	$ 5,683	$ 1,003	$ 671
Second Quarter	51,514	46,767	6,663	7,622	905	1,516
Third Quarter	58,220	52,836	7,122	8,704	1,263	1,920
Fourth Quarter	61,465	58,621	7,424	8,411	987	1,303

Fiscal Year	$220,912	$196,398	$28,291	$30,420	$ 4,158	$ 5,410

	Basic Earnings Per Common Share		Diluted Earnings Per Common Share
	2000	1999	2000	1999

First Quarter	$ .14	$ .09	$ .13	$ .09
Second Quarter	.13	.21	.12	.20
Third Quarter	.18	.27	.17	.26
Fourth Quarter	.13	.17	.13	.17

Fiscal Year	$ .58	$ .74	$ .55	$ .72

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and

Shareholders of Collins Industries, Inc.,

We have audited the accompanying consolidated balance sheets of Collins Industries, Inc. (a Missouri corporation) and Subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Collins Industries, Inc. and Subsidiaries as of October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Kansas City, Missouri

November 21, 2000

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors and Executive Officers is contained in the section entitled "Management" in the Proxy Statement for the Annual Meeting of Shareholders to be held February 23, 2001, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation is contained in the section entitled "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 2001, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 2001, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS
 ON FORM 8-K

(a) The following documents are filed as a part of this Report:

(1) Financial Statements:

All financial statements and notes thereto as set
forth under Item 8 of this Report on Form 10-K:

Report of Independent Public Accountants

Consolidated Statements of Income for
the Three Years Ended October 31, 2000

Consolidated Statements of Shareholders' Investment
for the Three Years Ended October 31, 2000

Consolidated Statements of Cash Flows for
the Three Years Ended October 31, 2000

Consolidated Balance Sheets--October 31, 2000
and 1999

(2) Financial Statement Schedules:

All schedules have been omitted as not applicable

or not required under the instructions contained in

Regulation S-X or the information is included in the

financial statements or notes thereto.

(3) Exhibits:

Exhibit Number		Document

3.1	-	Certificate of Incorporation of Registrant, as amended (included as Exhibit 3.1 of the Company's Amendment No. 2 to Form 2-1, No. 2-93247 and incorporated herein by reference).

3.2	-	Amendment to Certificate of Incorporation of Registrant (included as Exhibit 3.3 of the Company's Amendment No. 1 to form S-1, No 2-93247 and incorporated herein by reference).

3.3	-	Amendment to Certificate of Incorporation of Registrant (included as Exhibit 3.3(c) of the Company's Amendment No. 1 to Form S-1, No. 33-48323 and incorporated herein by reference).

3.4	-	By-Laws of the Registrant, as amended (included as Exhibit 3.4 of the Company's S-1, No. 33-48323 and incorporated herein by reference).

4.1	-	Rights Agreement dated as of March 28, 1995 between the Registrant and Mellon Bank, N.A. (included as Exhibit 1 to Form 8-A filed with the SEC as of March 28, 1995).

4.2	-	First Amendment to the Rights Agreement dated as of April 25, 1995 (included as Exhibit 4 to Form 8-A/A filed with the SEC as of May 8, 1995).

10.1	-

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

Exhibit Number		Document
10.3	-

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

Amendment No. 1 dated as of April 1, 1999, to the Amended and Restated Loan and Security Agreement dated as of July 31, 1998, by and between Collins Industries, Inc. and NationsBank, N.A. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarterly period ended April 30, 1999.)

10.7	-

Loan Agreement dated April 1, 1999, between Longview Industrial Corporation and Collins Industries, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on Form

10-Q for the quarterly period ended July 31, 1999.)

Exhibit Number		Document

10.8	-	Amendment No. 2 dated as of September 11, 2000, to the Amended and Restated Loan and Security Agreement dated as of July 31, 1998, by and between Collins Industries, Inc., and Bank of America N.A.

22.1	-	The following are the names and jurisdiction of incorporation of the subsidiaries of the Company:

Jurisdiction
		Names	of Incorporation

		Collins Bus Corporation	Kansas
		Capacity of Texas, Inc.	Texas
		Mid Bus, Inc.	Ohio
		Wheeled Coach Industries, Inc.	Florida
		Collins Ambulance Corp.	Kansas
		Collins Financial Services, Inc.	Kansas
		Global Captive Casualty and Surety Company	Kansas
		Mobile Products, Inc.	Kansas
		Mobile-Tech Corporation	Kansas
		World Trans, Inc.	Kansas

(b) Reports on Form 8-K

The Company filed on Form 8-K, all of which reported information under Item 5 of
Form 8-K on the following date:

September 5, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS INDUSTRIES, INC.

	By	/s/ Donald Lynn Collins
Donald Lynn Collins, President
and Chief Executive Officer

Dated:	January 11, 2001

By
/s/ Larry W. Sayre
Larry W. Sayre, Vice President of Finance
and Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in their capacities as Directors of the Registrant, and on the dates indicated.

Dated:	January 11, 2001	/s/ Don L. Collins
Don L. Collins

Dated:	January 11, 2001	/s/ Donald Lynn Collins
Donald Lynn Collins

Dated:	January 11, 2001	/s/ Lewis W. Ediger
Lewis W. Ediger

Dated:	January 11, 2001	/s/ Don S. Peters
Don S. Peters

Dated:	January 11, 2001	/s/ Arch G. Gothard III
Arch G. Gothard III

Dated:	January 11, 2001	/s/ William R. Patterson
William R. Patterson