Form 10-Q
period 2001-01-31
COLLINS INDUSTRIES INC
filed 2001-03-15
CIK 21759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2001

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

Registrant's telephone number including area code 620-663-5551 .

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

Common Stock, $.10 par value 7,361,455 .

Class Outstanding at March 6, 2001

COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

FORM 10-Q

January 31, 2001

INDEX
PART I.	FINANCIAL INFORMATION	PAGE NO.

Item 1.	Financial Statements:

	Consolidated Condensed Balance Sheets
	January 31, 2001 and October 31, 2000	3

	Consolidated Condensed Statements of Income
	Three Months Ended January 31, 2001 and 2000	4

	Consolidated Condensed Statements of Cash Flow
	Three Months Ended January 31, 2001 and 2000	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.

	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES		14

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	January 31,	October 31,
	2001	2000

ASSETS
Current Assets:
Cash	$ 399,771	$ 204,101
Receivables, trade & other	5,746,991	10,206,169
Inventories, lower of cost (FIFO) or market	46,854,252	41,410,790
Prepaid expenses and other current assets	2,587,393	3,049,779
Total current assets	55,588,407	54,870,839

Property and equipment, at cost	44,662,143	44,305,214
Less: accumulated depreciation	25,727,675	25,157,372
Net property and equipment	18,934,468	19,147,842
Other assets	6,809,167	7,003,486
Total assets	$81,332,042	$81,022,167

LIABILITIES & SHAREHOLDERS' INVESTMENT
Current liabilities:
Current maturities of long-term debt & capitalized leases	$ 3,075,972	$ 3,087,968
Accounts payable	23,167,805	25,611,383
Accrued expenses	4,131,887	6,019,483
Total current liabilities	30,375,664	34,718,834

Long-term debt and capitalized leases	25,074,043	19,015,695

Deferred income tax	614,922	614,922

Shareholders' investment:
Common stock	743,946	742,446
Paid-in capital	18,067,970	18,026,830
Treasury stock	(498,750)	-
Deferred compensation	(978,537)	(1,071,169)
Retained earnings	7,932,784	8,974,609
Total shareholders' investment	25,267,413	26,672,716
Total liabilities & shareholders' investment	$81,332,042	$81,022,167

(See accompanying notes)

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	January 31,
	2001	2000

Sales	$42,444,886	$49,713,255
Cost of sales	37,861,131	42,630,975

Gross profit	4,583,755	7,082,280

Selling, general and administrative expenses	4,921,609	5,178,689

Income (loss) from operations	(337,854)	1,903,591

Other income (expense):
Interest expense	(607,858)	(405,995)
Other, net	(31,808)	60,665
	(639,666)	(345,330)

Income (loss) before provision (benefit) for income taxes	(977,520)	1,558,261

Provision (benefit) for income taxes	(370,000)	555,000

Net income (loss)	$ (607,520)	$1,003,261

Earnings (loss) per share:
Basic	$ (.09)	$ .14
Diluted	$ (.09)	$ .13

Dividends per share	$ .0625	$ .1050

Weighted average common
and common equivalent shares
outstanding:
Basic	7,008,727	7,212,406
Diluted	7,008,727	7,538,214

(See accompanying notes)

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended
	January 31,
	2001	2000
Cash flow from operations:
Cash received from customers	$46,904,064	$49,752,861
Cash paid to suppliers and employees	(50,854,204)	(48,785,703)
Interest paid	(635,628)	(399,178)
Income taxes paid	-	(73,450)

Cash provided by (used in) operations	(4,585,768)	494,530

Cash flow from investing activities:
Capital expenditures	(299,042)	(603,730)
Other, net	(32,818)	(14,054)

Cash used in investing activities	(331,860)	(617,784)

Cash flow from financing activities:
Borrowings of long-term debt	6,881,101	1,703,909
Principal payments of long-term debt
and capitalized leases	(834,749)	(376,656)
Purchase of treasury stock	(498,750)	-
Payment of dividends	(434,304)	(772,593)

Cash provided by financing activities	5,113,298	554,660

Net increase in cash	195,670	431,406

Cash at beginning of period	204,101	344,948

Cash at end of period	$ 399,771	$ 776,354

Reconciliation of net income to net cash provided by (used in) operations:
Net income (loss)	$ (607,520)	$ 1,003,261
Depreciation and amortization	872,755	750,822
Decrease in receivables	4,459,178	39,606
Decrease (increase) in inventories	(5,443,462)	1,171,438
Decrease in prepaid expenses and other current assets	462,386	519,596
Decrease in accounts payable and accrued expenses	(4,331,174)	(2,938,698)
Other	2,069	(51,495)

Cash provided by (used in) operations	$(4,585,768)	$ 494,530

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position at January 31, 2001 and the results of operations and the cash flows for the three months ended January 31, 2001 and 2000.

The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three months ended January 31, 2001 be read in conjunction with the Company's Annual Report for the year ended October 31, 2000.

(2) Goodwill

Other assets include unamortized goodwill of $5.5 and $3.5 million at January 31, 2001 and 2000 respectively. Goodwill resulted from the acquisition of certain assets of Waldon, Inc., by the Company's Mobile Products, Inc., subsidiary on September 11, 2000 and the acquisition of Mid Bus on December 1, 1998. The acquisitions of certain assets of Waldon and Mid Bus were not material for providing pro forma disclosures of their operating results. The acquisitions were accounted for as purchases and the result of operations have been consolidated with those of the Company since the date of acquisition. The excess cost over the fair value of net assets acquired is being amortized on a straight-line basis over 15 years for Mobile Products, Inc. and 20 years for Mid Bus. Goodwill amortization reflected in the consolidated statements of income, totaled $80,775 and $43,130 for the three months ended January 31, 2001 and 2000 respectively.

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

(3) Revenue Recognition

The Company records vehicle sales, and passes title to the customer, at the earlier of completion of the vehicle and receipt of full payment or shipment or delivery to the customer as specified by the customer purchase order. Customer deposits for partial payment of vehicles are deferred and treated as current liabilities until the vehicle is completed and recognized as revenue.

(4) Inventories

Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

Major classes of inventories as of January 31, 2001 and October 31, 2000, consisted of the following:

	January 31, 2001	October 31, 2000

Chassis	$10,718,496	$10,822,015
Raw materials & components	15,049,217	13,325,241
Work-in-process	6,814,317	7,941,310
Finished goods	14,272,222	9,322,224
	$46,854,252	$41,410,790

(5) Earnings per Share

Dilutive securities, consisting of options to purchase the Company's common stock and restricted stock awards, are included in the calculation of diluted weighted average common shares; there were no dilutive securities for the three month period ended January 31, 2001, and 325,808 shares for the three month period ended January 31, 2000.

(6) Contingencies and Litigation

At January 31, 2001, the Company had contingencies and litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position.

(7) Segment Information
	Three Months Ended
(In Thousands)	January 31,
	2001	2000
Revenues from external customers:
Ambulance	$19,553	$22,955
Buses	11,711	17,961
Terminal Trucks	9,035	8,797
Road Construction	2,146	-
Consolidated Total	$42,445	$49,713

Pretax segment profit (loss):
Ambulance	$ (452)	$ 701
Buses	(112)	1,096
Terminal Trucks	589	630
Road Construction	(141)	-
Other	(862)	(869)
Consolidated Total	$ (978)	$ 1,558

	As of
	January 31,	October 31,
	2001	2000
Segment assets:
Ambulance	$31,914	$30,583
Buses	23,996	24,137
Terminal Trucks	12,994	12,699
Road Construction	8,838	9,212
Other	3,590	4,391
Consolidated Total	$81,332	$81,022

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
Operations

GENERAL:

Collins Industries, Inc., has four reportable segments: Ambulances, buses, terminal trucks, and road construction equipment. The ambulance segment produces modular and van type ambulances for sale to hospitals, ambulance services, fire departments and other governmental agencies. The bus segment produces small school buses, commercial buses and shuttle buses for sale to schools, hotel shuttle services, airports, and other governmental agencies. The terminal truck segment produces off road trucks designed to move trailers and containers for sale to warehouses, truck terminals, rail yards, rail terminals and shipping ports. The road construction equipment segment produces sweepers, forklifts, loaders and backhoes for sale to the road construction industry and industrial rental outlets.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the "Notes to Consolidated Financial Statements" in the Company's 2000 Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

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

See "Note 7 to the Consolidated Financial Statements" for quantitative segment information.

RESULTS OF OPERATIONS:

Sales

Sales for the three months ended January 31, 2001, decreased 15%, compared to the same period in fiscal 2000. This decrease was principally due to 39% and 18% decreases in unit volume sales of bus and ambulance products, respectively. These decreases were partially offset by a 3% increase in unit volume sales of terminal trucks. The average unit selling prices of ambulance and terminal truck products were flat for the three months ended January 31, 2001, with the average unit selling price for bus products decreasing 8%, compared to the same period in fiscal 2000.

There were several factors affecting the first quarter's sales decline including third party delays that affected the delivery process of certain terminal trucks and ambulances completed during the period. Also, school bus orders for winter production were lower and the Company experienced some chassis shortages due to winter plant shutdowns at both Ford Motor Company and General Motors.

The Company's consolidated sales backlog at January 31, 2001 was $56.5 million compared to $46.7 million at October 31, 2000 and $63.4 million at January 31, 2000.

Cost of Sales

Cost of sales for the three months ended January 31, 2001 was 89.2% of sales compared to 85.8% for the same period in fiscal 2000. The increase in cost of sales as a percent of sales for the three months ended January 31, 2001 was principally due to higher terminal truck sales which carry lower gross margins combined with a reduction in average bus product selling price.

Other Income (Expense)

Interest expense for the three months ended January 31, 2001 increased principally as a result of the Company's increase in debt. This increase was partially offset by an overall decrease of the Company's effective interest rates.

Net Loss

The Company's net loss for the three months ended January 31, 2001 was $.6 million ($.09 per share-diluted) compared to net income of $1.0 million ($.13 per share-diluted) for the same period in fiscal 2000. The decrease in the Company's net income was principally attributable to lower profit contributions from bus and ambulance products. Bus and ambulance products profit contribution was lower principally due to a sales volume decline as discussed above.

LIQUIDITY AND CAPITAL RESOURCES:

The Company used existing credit lines, internally generated funds and supplier financing to fund its operations and capital expenditures for the three months ended January 31, 2001.

Cash used in operations was $4.6 million for the three months ended January 31, 2001, compared to cash provided by operations of $.5 million for the same period in fiscal 2000. Cash used in operations principally resulted from the Company's net loss of $.6 million, an increase in inventory of $5.4 million, a decrease in accounts payable and accrued expenses of $4.3 million, and was partially offset by a decrease in receivables of $4.5 million, depreciation and amortization of $.9 million and a decrease in prepaid and other current assets of $.5 million.

Cash used in investing activities was $.3 million for the three months ended January 31, 2001 compared to $.6 million for the same period in fiscal 2000. The decrease was principally due to lower capital expenditures for the three months ended January 31, 2001.

Cash flow provided by financing activities was $5.1 million for the three months ended January 31, 2001, compared to $.6 million for the same period in fiscal 2000. This change principally resulted from increased borrowings to finance working capital needs.

The Company has aggregate maturities of $20.6 million in capitalized leases and long-term debt due in 2002, principally as a result of a loan agreement with the Company's lead bank which expires May 31, 2002. The Company currently anticipates arranging an extension or refinancing of this debt at or prior to maturity. See Note 2 of the "Notes to Consolidated Financial Statements" in the Company's 2000 Form 10-K.

The Company believes that its cash flows from operations and bank credit lines will be sufficient to satisfy its future working capital and capital expenditure requirements.

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

This report and other written reports and oral statements made from time to time by the Company may contain so-called "forward-looking statements" about the business, financial condition and prospects of the Company, all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as "expects", "plans", "will", "estimates", "forecasts", "projects", and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. One should understand that it is not possible to predict or identify all factors, which involve risks and uncertainties. Consequently, the reader should not consider any such list or listing to be a complete statement of all potential risks or uncertainties.

No forward-looking statement can be guaranteed and actual future results may vary materially. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the availability of vehicle chassis, changes in competition, changes in product demand, interest rate fluctuations, development of new products, substantial dependence on third parties for product quality, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company, adequate direct labor pools, reliability and timely fulfillment of orders and other risks indicated in the Company's filings with the Securities and Exchange Commission.

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

(a) Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended January 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLINS INDUSTRIES, INC.
Dated:	March 14, 2001

By
/s/ Larry W. Sayre
Larry W. Sayre, Vice President of Finance
and Chief Financial Officer
(Principal Accounting Officer)