Form 10-Q
period 2001-04-30
COLLINS INDUSTRIES INC
filed 2001-05-21
CIK 21759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2001

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

Common Stock, $.10 par value 7,338,255 .

Class Outstanding at May 21, 2001

COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

FORM 10-Q

April 30, 2001

INDEX
PART I.	FINANCIAL INFORMATION	PAGE NO.

Item 1.	Financial Statements:

	Consolidated Condensed Balance Sheets
	April 30, 2001 and October 31, 2000	2

	Consolidated Condensed Statements of Income
	Three and Six Months Ended April 30, 2001 and 2000	3

	Consolidated Condensed Statements of Cash Flow
	Six Months Ended April 30, 2001 and 2000	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.

	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	7

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security-Holders	11

Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURES		12

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)
	April 30,	October 31,
	2001 .	2000 .

ASSETS
Current Assets:
Cash	$ 141,234	$ 204,101
Receivables, trade & other	8,638,864	10,206,169
Inventories, lower of cost (FIFO) or market	46,318,788	41,410,790
Prepaid expenses and other current assets	2,277,087	3,049,779
Total current assets	57,375,973	54,870,839

Property and equipment, at cost	44,911,884	44,305,214
Less: accumulated depreciation	26,297,345	25,157,372
Net property and equipment	18,614,539	19,147,842
Other assets	6,852,999	7,003,486
Total assets	$82,843,511	$81,022,167

LIABILITIES & SHAREHOLDERS' INVESTMENT
Current liabilities:
Current maturities of long-term debt & capitalized leases	$ 3,080,974	$ 3,087,968
Accounts payable	22,708,135	25,611,383
Accrued expenses	5,520,971	6,019,483
Total current liabilities	31,310,080	34,718,834

Long-term debt and capitalized leases	25,067,158	19,015,695

Deferred income tax	614,922	614,922

Shareholders' investment:
Common stock	733,826	742,446
Paid-in capital	17,769,060	18,026,830
Deferred compensation	(1,190,612)	(1,071,169)
Retained earnings	8,539,077	8,974,609
Total shareholders' investment	25,851,351	26,672,716
Total liabilities & shareholders' investment	$82,843,511	$81,022,167

(See accompanying notes)

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)
	Three Months Ended		Six Months Ended
	April 30,		April 30 ,
	2001 .	2000 .	2001 .	2000 .

Sales	$51,073,089	$51,514,144	$ 93,517,975	$101,227,399
Cost of sales	44,306,915	44,851,513	82,205,690	87,482,488

Gross profit	6,766,174	6,662,631	11,312,285	13,744,911

Selling, general and administrative expenses	4,916,711	4,988,074	9,838,320	10,166,763

Income from operations	1,849,463	1,674,557	1,473,965	3,578,148

Other income (expense):
Interest expense	(596,897)	(426,224)	(1,207,042)	(832,219)
Other, net	12,327	33,241	20,450	93,906

Income before provision for income taxes	1,264,893	1,281,574	287,373	2,839,835

Provision for income taxes	480,000	377,000	110,000	932,000

Net income	$ 784,893	$ 904,574	$ 177,373	$ 1,907,835

Earnings per share:
Basic	$ .11	$ .13	$ .03	$ .26
Diluted	$ .11	$ .12	$ .02	$ .25

Dividends per share	$ .0250	$ .0250	$ .0875	$ .1300

Weighted average common
and common equivilent shares
Outstanding:
Basic	6,891,566	7,212,406	6,951,117	7,212,406
Diluted	7,051,354	7,536,642	7,126,570	7,545,755

(See accompanying notes)

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)
	Six Months Ended
	April 30,
	2001 .	2000 .
Cash flow from operations:
Cash received from customers	$95,085,280	$99,598,203
Cash paid to suppliers and employees	(97,854,190)	(96,589,879)
Interest paid	(1,239,330)	(857,794)
Income taxes paid	-	(1,195,654)

Cash provided by (used in) operations	(4,008,240)	954,876

Cash flow from investing activities:
Capital expenditures	(751,296)	(1,319,031)
Other, net	(58,616)	(44,684)

Cash used in investing activities	(809,912)	(1,363,715)

Cash flow from financing activities:
Borrowings of long-term debt	7,652,929	2,007,230
Principal payments of long-term debt
and capitalized leases	(1,608,460)	(741,431)
Acquisition and retirement of treasury stock	(676,280)	-
Payment of dividends	(612,904)	(959,480)

Cash provided by financing activities	4,755,285	306,319

Net decrease in cash	(62,867)	(102,520)

Cash at beginning of period	204,101	344,948

Cash at end of period	$ 141,234	$ 242,428

Reconciliation of net income to net cash provided by (used in) operations:
Net income	$ 177,373	$ 1,907,835
Depreciation and amortization	1,782,079	1,513,925
Decrease (increase) in receivables	1,567,305	(1,629,196)
Increase in inventories	(4,907,998)	(1,625,866)
Decrease in prepaid expenses and other current assets	772,692	544,587
Increase (decrease) in accounts payable and accrued expenses	(3,401,760)	362,323
Other	2,069	(118,732)

Cash provided by (used in) operations	$(4,008,240)	$ 954,876

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position at April 30, 2001 and the results of operations for the three and six months ended April 30, 2001 and 2000, and the cash flows for the six months ended April 30, 2001 and 2000.

The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three and six months ended April 30, 2001 be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 31, 2000.

(2) Inventories

Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

Major classes of inventories as of April 30, 2001 and October 31, 2000, consisted of the following:

	April 30, 2001	October 31, 2000

Chassis	$ 8,990,377	$10,822,015
Raw materials & components	14,962,249	13,325,241
Work-in-process	5,937,784	7,941,310
Finished goods	16,428,378	9,322,224
	$46,318,788	$41,410,790

(3) Earnings per Share

Dilutive securities, consisting of options to purchase the Company's common stock and restricted stock awards included in the calculation of diluted weighted average common shares were 159,788 and 324,236 for the three months ended April 30, 2001 and 2000, respectively. The effect of dilutive stock options and restricted stock awards on weighted average shares outstanding was 175,453 and 333,349 for the six months ended April 30, 2001 and 2000, respectively.

(4) Contingencies and Litigation

At April 30, 2001, the Company had contingencies and litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position.

(5) Segment Information
	Three Months Ended		Six Months Ended
(In Thousands)	April 30,		April 30,
	2001 .	2000 .	2001 .	2000 .
Revenues from external customers:
Ambulance	$24,786	$24,556	$ 44,338	$ 47,511
Buses	13,267	17,093	24,979	35,054
Terminal Trucks and Road Construction	13,020	9,865	24,201	18,662
Consolidated Total	$51,073	$51,514	$ 93,518	$101,227

Segment profit (pretax):
Ambulance	$ 1,616	$ 690	$ 1,163	$ 1,391
Buses	(159)	640	(270)	1,736
Terminal Trucks and Road Construction	600	769	1,048	1,399
Other	(792)	(817)	(1,654)	(1,686)
Consolidated Total	$ 1,265	$ 1,282	$ 287	$ 2,840

	As of
	April 30,	October 31,
	2001 .	2000 .
Segment assets:
Ambulance	$34,492	$30,583
Buses	24,776	24,137
Terminal Trucks and Road Construction	20,025	21,911
Other	3,550	4,391
Consolidated Total	$82,843	$81,022

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL:

Collins Industries, Inc., has three reportable segments: Ambulances, buses, and terminal trucks/road construction equipment. The ambulance segment produces modular and van type ambulances for sale to hospitals, ambulance services, fire departments and other governmental agencies. The bus segment produces small school buses, commercial buses and shuttle buses for sale to schools, hotel shuttle services, airports, and other governmental agencies. The terminal truck/road construction equipment segment produces off road trucks designed to move trailers and containers for sale to warehouses, truck terminals, rail yards, rail terminals and shipping ports and produces a line of road construction equipment.

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

RESULTS OF OPERATIONS:

Sales

Sales for the three months ended April 30, 2001 were flat compared to the same period in fiscal 2000. The positive impact of sales from road construction products was offset by a unit volume decline of 20% in school bus products for the quarter. This decline was principally due to delays in chassis supplied by General Motors. The changes in average unit selling prices were not significant compared to the same period in fiscal 2000.

Sales for the six months ended April 30, 2001 decreased 8% compared to the same period in fiscal 2000. This decrease was principally due to 30% and 10% decreases in unit volume sales of bus and ambulance products, respectively. Compared to the same period in fiscal 2000, the average unit selling prices of ambulance and terminal truck/road construction equipment products increased by 3% and 10%, respectively and the average selling price of bus products was flat for the six months ended April 30, 2001.

There were several factors contributing to the sales decline for the six months ended April 30, 2001. These factors included lower school bus orders for winter production and the Company experienced some chassis delays due to winter plant shutdowns at both Ford Motor Company and General Motors.

The Company's consolidated sales backlog at April 30, 2001 was $67.4 million compared to $46.7 million at October 31, 2000 and $78.8 million at April 30, 2000.

Cost of Sales

Cost of sales for the three months ended April 30, 2001 was 86.8% of sales compared to 87.1% for the same period in fiscal 2000.

Cost of sales for the six months ended April 30, 2001 was 87.9% of sales compared to 86.4% for the same period in fiscal 2000. This increase was principally due to the decrease in school bus sales without a corresponding decrease in fixed manufacturing overhead related to school bus operations.

Selling, General and Administrative Expense

Selling, general and administrative expense, as a percent of sales, for the three months ended April 30, 2001 and 2000 was 9.6% and 9.7%, respectively.

Selling, general and administrative expense, as a percent of sales, for the six months ended April 30, 2001 and 2000 was 10.5% and 10.0%, respectively. This increase was principally associated with the selling, general and administrative expenses related to road construction equipment products that were acquired in September of 2000.

Other Income (Expense)

Interest expense for the three and six months ended April 30, 2001 increased principally as a result of the Company's increase in debt associated with the acquisition of the road construction products and higher ambulance inventories. This increase was partially offset by an overall decrease of the Company's effective interest rates.

Net Income

The Company's net income for the three months ended April 30, 2001 was $.8 million ($.11 per share-diluted) compared to $.9 million ($.12 per share-diluted) for the same period in fiscal 2000. The decrease in the Company's net income was principally attributable to higher interest costs, the impact of a higher overall income tax rate and lower profit contributions from bus products associated with the related decline in unit sales. These decreases were partially offset by higher profit contributions from ambulance operations.

The Company's net income for the six months ended April 30, 2001 was $.2 million ($.02 per share-diluted) compared to $1.9 million ($.25 per share - diluted) for the comparable period in fiscal 2000. The decrease in the Company's net income was principally attributable to higher interest costs, the impact of a higher overall income tax rate and lower profit contributions from bus products associated with the related decline in unit sales.

LIQUIDITY AND CAPITAL RESOURCES:

The Company used existing credit lines, internally generated funds and supplier financing to fund its operations and capital expenditures for the six months ended April 30, 2001.

Cash used in operations was $4.0 million for the six months ended April 30, 2001, compared to cash provided by operations of $1.0 million for the same period in fiscal 2000. Cash used in operations principally resulted from an increase in inventory of $4.9 million, a decrease in accounts payable and accrued expenses of $3.4 million, and was partially offset by a decrease in receivables of $1.6 million, depreciation and amortization of $1.8 million, a decrease in prepaid expenses and other current assets of $.8 million and net income of $.2 million.

Cash used in investing activities was $.8 million for the six months ended April 30, 2001 compared to $1.4 million for the same period in fiscal 2000. The decrease was principally due to lower capital expenditures for the six months ended April 30, 2001.

Cash flow provided by financing activities was $4.8 million for the six months ended April 30, 2001, compared to $.3 million for the same period in fiscal 2000. This change principally resulted from increased borrowings to finance working capital needs and to purchase and retire common stock.

The Company has aggregate maturities of $20.7 million in capitalized leases and long-term debt due in 2002, principally as a result of a loan agreement with the Company's lead bank that expires August 31, 2002. The Company currently anticipates arranging an extension or refinancing of this debt at or prior to maturity.

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

No forward-looking statement can be guaranteed and actual future results may vary materially. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in competition, changes in product demand, substantial dependence on third parties for product quality, the availability of chassis, adequate direct labor pools, development of new products, interest rate fluctuations, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company, reliability and timely fulfillment of orders and other risks indicated in the Company's filings with the Securities and Exchange Commission.

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

The Company's 2001 Annual Meeting of Shareholders was held February 23, 2001. Mr. Donald Lynn Collins and Mr. William R. Patterson were each elected as a director for a three-year term. Mr. Collins received 6,170,089 votes for, 81,678 against and 13,500 abstentions. Mr. Patterson received 5,525,313 votes for, 81,678 against and no abstentions. The other directors whose term of office continued after the meeting were: Don L. Collins, Lewis W. Ediger, Arch G. Gothard and Don S. Peters.

For the fiscal year ending October 31, 2001, the Company also ratified the appointment of its independent public accountants, Arthur Andersen LLP at its 2001 Annual Meeting of Shareholders. Arthur Andersen LLP received 5,882,411 votes for, 36,005 votes against and 10,963 abstentions.

Item 5 -	Other Information
Not applicable

Item 6 -	Exhibits and Reports on Form 8-K

Exhibits:

10.1 - Amendment No. 3. Dated as of February 22, 2001, to the Amended and Restated Loan and Security Agreement dated as of July 31, 1998, by and between Collins Industries, Inc., and Bank of America N.A.

10.2 - Amendment No. 4 dated as of May 14, 2001, to the Amended and Restated Loan and Security Agreement dated as of July 31, 1998, by and between Collins Industries, Inc., and Bank of America N.A.

Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended April 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS INDUSTRIES, INC.
Dated:	May 21, 2001

By
/s/ Larry W. Sayre
Larry W. Sayre, Vice President of Finance
and Chief Financial Officer
(Principal Accounting Officer)