Form 10-Q
period 2001-07-31
COLLINS INDUSTRIES INC
filed 2001-09-12
CIK 21759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2001

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

Common Stock, $.10 par value 7,288,755 .

Class Outstanding at September 10, 2001

COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

FORM 10-Q

July 31, 2001

INDEX
PART I.	FINANCIAL INFORMATION	PAGE NO.

Item 1.	Financial Statements:

	Consolidated Condensed Balance Sheets
	July 31, 2001 and October 31, 2000	2

	Consolidated Condensed Statements of Income
	Three and Nine Months Ended July 31, 2001 and 2000	3

	Consolidated Condensed Statements of Cash Flow
	Nine Months Ended July 31, 2001 and 2000	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.

	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	8

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES		14

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)
	July 31,	October 31,
	2001 .	2000 .

ASSETS
Current Assets:
Cash	$ 118,591	$ 204,101
Receivables, trade & other	8,112,065	10,206,169
Inventories, lower of cost (FIFO) or market	43,138,598	41,410,790
Prepaid expenses and other current assets	2,096,880	3,049,779
Total current assets	53,466,134	54,870,839

Property and equipment, at cost	45,162,423	44,305,214
Less: accumulated depreciation	26,889,143	25,157,372
Net property and equipment	18,273,280	19,147,842
Other assets	6,709,123	7,003,486
Total assets	$78,448,537	$81,022,167

LIABILITIES & SHAREHOLDERS' INVESTMENT
Current liabilities:
Current maturities of long-term debt & capitalized leases	$ 3,085,974	$ 3,087,968
Accounts payable	20,858,965	25,611,383
Accrued expenses	6,127,501	6,019,483
Total current liabilities	30,072,440	34,718,834

Long-term debt and capitalized leases	21,209,554	19,015,695

Deferred income tax	614,922	614,922

Shareholders' investment:
Common stock	728,876	742,446
Paid-in capital	17,583,540	18,026,830
Deferred compensation	(1,048,666)	(1,071,169)
Retained earnings	9,287,871	8,974,609
Total shareholders' investment	26,551,621	26,672,716
Total liabilities & shareholders' investment	$78,448,537	$81,022,167

(See accompanying notes)

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2001 .	2000 .	2001 .	2000 .

Sales	$57,125,886	$58,220,485	$150,643,861	$159,447,884
Cost of sales	50,243,361	51,098,300	132,449,051	138,580,788

Gross profit	6,882,525	7,122,185	18,194,810	20,867,096

Selling, general and administrative expenses	4,521,240	5,054,480	14,359,560	15,221,243

Income from operations	2,361,285	2,067,705	3,835,250	5,645,853

Other income (expense):
Interest expense	(508,293)	(460,970)	(1,715,335)	(1,293,189)
Other, net	2,147	18,262	22,597	112,168

Income before provision for income taxes	1,855,139	1,624,997	2,142,512	4,464,832

Provision for income taxes	705,000	362,000	815,000	1,294,000

Net income	$1,150,139	$ 1,262,997	$ 1,327,512	$ 3,170,832

Earnings per share:
Basic	$ .17	$ .18	$ .19	$ .44
Diluted	$ .16	$ .17	$ .19	$ .42

Dividends paid per share	$ .0250	$ .0250	$ .1125	$ .1550

Weighted average common
and common equivilent shares
Outstanding:
Basic	6,847,625	7,212,482	6,916,241	7,212,432
Diluted	7,059,035	7,456,147	7,117,526	7,568,586

(See accompanying notes)

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)
	Nine Months Ended
	July 31,
	2001 .	2000 .
Cash flow from operations:
Cash received from customers	$152,737,965	$158,993,149
Cash paid to suppliers and employees	(150,473,151)	(152,457,820)
Interest paid	(1,755,694)	(1,307,931)
Income taxes paid	(42,728)	(1,277,515)

Cash provided by operations	466,392	3,949,883

Cash flow from investing activities:
Capital expenditures	(1,009,972)	(1,623,199)
Other, net	(67,910)	(69,107)

Cash used in investing activities	(1,077,882)	(1,692,306)

Cash flow from financing activities:
Borrowings of long-term debt	4,574,295	(94,135)
Principal payments of long-term debt
and capitalized leases	(2,382,430)	(1,106,334)
Proceeds from exercise of stock options	-	12,250
Acquisition and retirement of treasury stock	(870,000)	-
Payment of dividends	(795,885)	(1,146,115)

Cash provided by (used in) financing activities	525,980	(2,334,334)

Net decrease in cash	(85,510)	(76,757)

Cash at beginning of period	204,101	344,948

Cash at end of period	$ 118,591	$ 268,191

Reconciliation of net income to net cash provided by operations:
Net income	$ 1,327,512	$ 3,170,832
Depreciation and amortization	2,680,379	2,284,783
Decrease (increase) in receivables	2,094,104	(454,735)
Increase in inventories	(1,727,808)	(8,519,655)
Decrease in prepaid expenses and other current assets	952,899	448,770
Increase (decrease) in accounts payable and accrued expenses	(4,862,763)	6,870,322
Other	2,069	149,566

Cash provided by operations	$ 466,392	$ 3,949,883

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position at July 31, 2001 and the results of operations for the three and nine months ended July 31, 2001 and 2000, and the cash flows for the nine months ended July 31, 2001 and 2000.

The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three and nine months ended July 31, 2001 be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 31, 2000.

(2) Inventories

Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

Major classes of inventories as of July 31, 2001 and October 31, 2000, consisted of the following:

	July 31, 2001	October 31, 2000

Chassis	$ 7,456,604	$10,822,015
Raw materials & components	13,254,895	13,325,241
Work-in-process	6,158,105	7,941,310
Finished goods	16,268,994	9,322,224
	$43,138,598	$41,410,790

(3) Earnings per Share

Dilutive securities, consisting of options to purchase the Company's common stock and restricted stock awards included in the calculation of diluted weighted average common shares were 211,411 and 243,665 for the three months ended July 31, 2001 and 2000, respectively. The effect of dilutive stock options and restricted stock awards on weighted average shares outstanding was 201,285 and 356,154 for the nine months ended July 31, 2001 and 2000, respectively.

(4) Contingencies and Litigation

At July 31, 2001, the Company had contingencies and litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position.

(5) Segment Information
	Three Months Ended		Nine Months Ended
(In Thousands)	July 31,		July 31,
	2001 .	2000 .	2001 .	2000 .
Revenues from external customers:
Ambulance	$23,337	$25,720	$ 67,676	$ 73,231
Buses	21,888	20,867	46,866	55,922
Terminal Trucks and Road Construction	11,901	11,633	36,102	30,295
Consolidated Total	$57,126	$58,220	$150,644	$159,448

Segment profit (pretax):
Ambulance	$ 1,540	$ 1,401	$ 2,704	$ 2,792
Buses	608	564	338	2,301
Terminal Trucks and Road Construction	473	897	1,521	2,295
Other	(766)	(1,237)	(2,420)	(2,923)
Consolidated Total	$ 1,855	$ 1,625	$ 2,143	$ 4,465

	As of
	July 31,	October 31,
	2001 .	2000 .
Segment assets:
Ambulance	$32,822	$30,583
Buses	24,095	24,137
Terminal Trucks and Road Construction	18,046	21,911
Other	3,486	4,391
Consolidated Total	$78,449	$81,022

(6) New Accounting Standards

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of July 31, 2001, the net carrying amount of goodwill is $5,557,000. Amortization expense during the nine-month period ended July 31, 2001 was $246,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL:

Collins Industries, Inc., has three reportable segments: Ambulances, buses and terminal trucks/road construction equipment. The ambulance segment produces modular and van type ambulances for sale to hospitals, ambulance services, fire departments and other governmental agencies. The bus segment produces small school buses, commercial buses and shuttle buses for sale to schools, hotel shuttle services, airports, and other governmental agencies. The terminal truck/road construction equipment segment produces off road trucks designed to move trailers and containers for warehouses, truck terminals, rail yards, rail terminals and shipping ports and produces a line of road construction equipment.

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

See "Note 7 to the Consolidated Financial Statements" of the Company's October 31, 2000, Annual Report on Form 10-K for quantitative segment information.

RESULTS OF OPERATIONS:

Sales

Sales for the three months ended July 31, 2001 declined 2% to $57.1 million compared to $58.2 million for the same period in fiscal 2000. This decrease was principally due to a 28% decrease in unit volume sales of terminal trucks. This decrease was partially offset by the impact of road construction products, a component acquired in September 2000. The average unit selling prices of both bus and terminal truck products increased 5% for the three months ended July 31, 2001. The average unit selling price for ambulance products decreased 11%, compared to the same period in fiscal 2000 principally due to changes in product mix.

Sales for the nine months ended July 31, 2001 decreased 6% compared to the same period in fiscal 2000. This decrease was principally due to 18%, 15% and 6% decreases in unit volume sales of bus, terminal truck and ambulance products, respectively. Compared to the same period in fiscal 2000, the average unit selling price of terminal truck and bus products increased by 8% and 4%, respectively. The average selling price of ambulance products decreased 2% for the nine months ended July 31, 2001.

There were several factors contributing to the sales decline for the nine months ended July 31, 2001. These factors principally relate to softer economic conditions in the U.S. and abroad, higher fuel prices, lower school bus orders for winter production in the first and second fiscal quarters, chassis delays due to winter plant shutdowns at both Ford Motor Company and General Motors and competitive pricing pressures across all product lines.

The Company's consolidated sales backlog at July 31, 2001 was $56.3 million compared to $46.7 million at October 31, 2000 and $63.7 million at July 31, 2000.

Cost of Sales

Cost of sales as a percent of sales, for the three months ended July 31, 2001 and 2000 were flat at 88%.

Cost of sales for the nine months ended July 31, 2001 was 88% of sales compared to 87% for the same period in fiscal 2000. This increase was principally due to the decrease in school bus and terminal truck sales without corresponding decreases in fixed manufacturing overhead.

Selling, General and Administrative Expense

Selling, general and administrative expense, as a percent of sales, for the three months ended July 31, 2001 was 8% of sales compared to 9% for the same period in fiscal 2000. This decrease principally resulted from lower corporate expenses and a change in the distribution network of ambulance products. Accordingly, the dealer network for ambulance products has been expanded and its direct sales force has been reduced.

Selling, general and administrative expense, as a percent of sales, for the nine months ended July 31, 2001 and 2000 were flat at 10%. The overall decrease in selling, general and administrative expenses for the nine months ended July 31, 2001 was principally due to the factors described in the immediately preceding paragraph.

Other Income (Expense)

Interest expense for the three and nine months ended July 31, 2001 increased principally as a result of an increase in the interest-bearing debt associated with an acquisition late in fiscal 2000 and higher inventories. This increase was partially offset by an overall decrease of the Company's effective interest rates.

Income Taxes

The effective tax rate for the three months ended July 31, 2001 was 38% compared to 22% for the same period in fiscal 2000. In the three months ended July 31, 2000 higher state income tax credits, increased foreign sales reducing federal tax and the reversal of accruals relating to prior years reduced the overall tax rate.

The effective tax rate for the nine months ended July 31, 2001 was 38% compared to 29% for the same period in fiscal 2000. The decrease in effective rate was principally due to the same reasons discussed in the immediately preceding paragraph.

Net Income

The Company's net income for the three months ended July 31, 2001 was $1.2 million ($.16 per share-diluted) compared to $1.3 million ($.17 per share-diluted) for the same period in fiscal 2000. The decrease in the Company's net income was principally attributable to the impact of a higher overall income tax rate, higher interest costs and lower profit contributions from terminal truck products. These decreases were partially offset by higher profit contributions from ambulance and bus operations and lower corporate expenses.

The Company's net income for the nine months ended July 31, 2001 was $1.3 million ($.19 per share-diluted) compared to $3.2 million ($.42 per share-diluted) for the comparable period in fiscal 2000. The decrease in the Company's net income was principally attributable to a higher overall income tax rate, higher interest costs and lower profit contributions from terminal truck and bus products. This decrease was partially offset by lower corporate expenses.

LIQUIDITY AND CAPITAL RESOURCES:

The Company used existing credit lines, internally generated funds and supplier financing to fund its operations and capital expenditures for the nine months ended July 31, 2001.

Cash provided by operations was $0.5 million for the nine months ended July 31, 2001, compared to $3.9 million for the same period in fiscal 2000. Cash provided by operations principally resulted from net income of $1.3 million, depreciation and amortization of $2.7 million, a decrease in receivables of $2.1 million, a decrease in prepaid expenses and other current assets of $1.0 million. These sources of operating cash flows were partially offset by an increase in inventories of $1.7 million and a decrease in accounts payable and accrued expenses of $4.9 million.

Cash used in investing activities was $1.1 million for the nine months ended July 31, 2001 compared to $1.7 million for the same period in fiscal 2000. The decrease was principally due to lower capital expenditures for the nine months ended July 31, 2001.

Cash flow provided by financing activities was $0.5 million for the nine months ended July 31, 2001, compared to cash flow used in financing activities of $2.3 million for the same period in fiscal 2000. This change principally resulted from increased borrowings to finance working capital needs and to purchase and retire common stock.

On July 24, 2001 the Company entered into an interest rate swap agreement with Bank of America in order to limit the effect of increases in the interest rates on $10 million of its floating debt. The effect of this agreement was to convert underlying variable-rate debt based on LIBOR to fixed rate debt with an interest rate between 4.42% and 4.65% plus a margin of 175 basis points. This agreement reduces the Company's risk with respect to variable-rate debt.

The Company has aggregate maturities of $21.2 million in capitalized leases and long-term debt due in 2002, principally as a result of a loan agreement with the Company's lead bank that expires August 31, 2002. The Company currently anticipates arranging an extension or refinancing of this debt at or prior to maturity.

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

No forward-looking statement can be guaranteed and actual future results may vary materially. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in competition, changes in product demand, interest rate fluctuations, the availability of chassis, changes in tax and other governmental rules and regulations applicable to the Company, substantial dependence on third parties for product quality, adequate direct labor pools, development of new products, various inventory risks due to changes in market conditions, reliability and timely fulfillment of orders and other risks indicated in the Company's filings with the Securities and Exchange Commission.

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

Exhibits:
10.1 - International Swap Dealers Association, Inc. Master Agreement Executed on July 24, 2001, by and between Collins Industries, Inc., and Bank of America N.A.

10.2 - International Swap Dealers Association, Inc. Schedule to the Master Agreement Executed on July 24, 2001, by and between Collins Industries, Inc., and Bank of America N.A.

Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended July 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS INDUSTRIES, INC.
Dated:	September 10, 2001

By
/s/ Larry W. Sayre
Larry W. Sayre, Vice President of Finance
and Chief Financial Officer
(Principal Accounting Officer)