Form 10-K
period 2001-10-31
COLLINS INDUSTRIES INC
filed 2001-12-26
CIK 21759

Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended October 31, 2001 or

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

Yes X . No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of voting stock held by non-affiliates of the registrant was $ 18,013,649 as of
December 19, 2001

The number of shares of Common Stock outstanding on December 19, 2001 was 7,291,755 .

Documents Incorporated by Reference

The following are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Document: Part of Form 10-K

Proxy Statement for Annual Meeting

of Shareholders on February 22, 2002 _ Part III .

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

Most Collins products are built to customer specifications from a wide range of options offered by the Company. Collins sells to niche markets which demand manufacturing processes too sophisticated for small job shop assemblers, but is not the highly automated assembly line operations of mass production vehicle manufacturers. The Company emphasizes specialty engineering and product innovation, and it has introduced new products and product improvements, which include the Moduvan® ambulance, the first ambulance of its size with advanced life-support system capability; the Dura-Ride® suspension system, the first frame-isolating suspension system for terminal trucks; and the innovation of a larger seating capacity, Type A Super Bantam™ school bus capable of carrying up to 24 passengers, the largest Type A in the industry.

Description of Business

The Company principally manufactures and markets Specialty Vehicles.

See "Note 7 to the Consolidated Financial Statements" for quantitative segment information.

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

Terminal Trucks / Road Construction Equipment. The Company produces two basic models of terminal trucks at its Longview, Texas facility, the Trailer Jockey® and the Yardmaster® . Terminal trucks are designed and built to withstand heavy-duty use by moving trailers and containers at warehouses, rail yards, rail terminals and shipping ports. Most terminal trucks manufactured by the Company are built to customer specifications. The Company manufactures the entire truck except for major drivetrain components which are purchased from outside suppliers.

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

Road Construction Equipment. The Company produces three and four wheel sweepers, a full line of articulated four-wheel drive loaders, rough terrain lift trucks, compact loaders and backhoes. These products are principally sold in both commercial and rental markets through direct sales and distributors throughout the United States.

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

Sales Backlog

The sales backlog at October 31, 2001 was approximately $38.8 million compared to $46.7 million at October 31, 2000. In the opinion of management, the majority of this sales backlog will be shipped in fiscal 2002.

Governmental Sales

The Company has pursued, and will continue to pursue, opportunities in government sales as they occur. No material portion of the Company's business, however, is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

Marketing and Distribution

The Company, through its wholly owned subsidiaries, markets its products throughout the U.S. and, to a limited extent, abroad, through independent dealers and distributors and the direct sales efforts of Company personnel. Each of the Company's product groups is responsible for its own marketing activities and maintains independent relationships with dealers and distributors. Support is provided to dealers and distributors in bidding specification writing and customer service.

The Company regularly advertises in consumer and trade magazines and other print media and actively participates in national, regional and local trade shows. In addition, Company representatives attend a number of national conventions and regional meetings of important constituent groups such as school boards and emergency medical groups.

Competition

The markets for most of the Company's product lines are very competitive, and the Company currently has several direct competitors in most markets. Some of these competitors may have greater relative resources. The Company believes it can compete successfully (i) in the ambulance market on the basis of the quality and price of its products, its design engineering and product innovation capabilities and the strength of the Wheeled Coach brand name and (ii) in the small school bus market on the basis of its product price and quality and favorable recognition of the Collins Bus and Mid Bus brand names.

In the terminal truck and road construction equipment market for sweepers on the strength of its Waldon and Lay-Mor brand names, product quality, price and distribution networks. The Company primarily competes in the terminal truck market with one larger domestic competitor, Ottawa Truck, which is owned by Kalmar Industries. Kalmar has international distribution channels and may have greater relative resources than the Company. The Company believes it can compete successfully in this market on the basis of its Capacity brand name, price, product quality and customer demand for its exclusive Dura-Ride suspension system.

Research and Development Costs
	2001	2000	1999
Research and Development Expenses	$166,763	$156,475	$154,688

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
___________________

(1) This property is pledged as collateral to secure payment of the Company's debt obligations. See "Note 2 to Consolidated

Financial Statements."

(2) This facility and certain related equipment are financed by industrial revenue bonds in the original principal amounts of

$1,250,000 in 1999 and $3,500,000 in 1997 issued by the City of South Hutchinson under lease purchase agreements.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2001.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

Collins Industries, Inc. common stock is quoted on the Nasdaq Stock Market under the symbol COLL. The following table sets forth the high and low sales prices per share of the common stock as reported by the Nasdaq Stock Market. The Company's common stock had 544 shareholders of record at October 31, 2001.

FISCAL 2001

			Volume
Quarter	High	Low	(000s)
First	4.25	2.75	838
Second	3.75	2.56	431
Third	4.22	2.71	186
Fourth	4.52	2.84	408

FISCAL 2000

			Volume
Quarter	High	Low	(000s)
First	7.00	5.75	716
Second	6.63	4.75	815
Third	6.00	3.00	896
Fourth	4.38	3.00	697

During the period covered by this Report, the Company did not sell any equity securities that were not registered under the Securities Act.

Item 6. SELECTED FINANCIAL DATA

Operating History

(In thousands except share and per-share data)

Fiscal years ended October 31,	2001	2000 (a)	1999(b)	1998	1997
Sales	$ 207,653	$ 220,912	$ 196,398	$ 156,445	$ 157,522
Cost of sales	182,317	192,621	165,978	134,427	131,807
Gross profit	25,336	28,291	30,420	22,018	25,715
Selling, general and administrative
(includes research & development)	19,625	20,725	20,046	16,124	15,379
Income from operations	5,711	7,566	10,374	5,894	10,336
Other income (expenses):
Interest, net	(2,056)	(1,743)	(1,820)	(1,400)	(1,643)
Other, net	27	125	316	243	150
Income before provision for income taxes	3,682	5,948	8,870	4,737	8,843
Provision for income taxes	1,300	1,790	3,460	1,710	1,600
Net income	$ 2,382	$ 4,158	$ 5,410	$ 3,027	$ 7,243
Earnings per share-diluted:
Net income	$ .33	$ .55	$ .72	$ .39	$ .94
Dividends per share	$ .1425	$ .1800	$ .1000	$ .2300	$ .0750
Weighted average shares outstanding -
Diluted	7,131,734	7,574,915	7,551,247	7,668,543	7,711,221
Depreciation and amortization	$ 3,525	$ 3,099	$ 2,568	$ 1,795	$ 1,782

Financial Position

(In thousands except share and per-share data)

Fiscal years ended October 31,	2001	2000 (a)	1999(b)	1998	1997

Current assets	$ 44,792	$ 54,871	$ 43,359	$ 31,747	$ 34,002
Current liabilities	26,013	34,719	26,658	16,072	18,959
Working capital	18,779	20,152	16,702	15,675	15,043
Total assets	69,826	81,022	66,979	49,076	47,163
Long-term debt and capitalized leases
(less current maturities)	15,124	19,016	15,803	12,733	8,362
Shareholders' investment	27,730	26,673	23,960	20,271	19,842
Book value per share	3.80	3.59	3.21	2.73	2.69

Financial Comparisons
Fiscal years ended October 31,	2001	2000 (a)	1999(b)	1998	1997

Gross profit margin	12.2%	12.8%	15.5%	14.0%	16.3%
Net profit margin	1.1%	1.9%	2.8%	1.9%	4.6%
Selling, general and administrative
(including R&D) as percent of sales	9.5%	9.4%	10.2%	10.3%	9.8%
Current ratio	1.7:1	1.6:1	1.6:1	2.0:1	1.8:1
Long-term debt and capitalized leases
to shareholders' investment	0.5:1	0.7:1	0.7:1	0.6:1	0.4:1
Manufacturing space (000's square feet)	1,108	1,108	1,014	988	898
Common stock repurchased	$ 908	$ 539	$ 1,261	$ 974	$ 951
Capital expenditures	$ 1,687	$ 1,763	$ 3,140	$ 5,958	$ 1,732

(a)      2000 includes results from Mobile Products, Inc. acquisition of certain assets of Waldon, Inc.

(b)      1999 includes results from Mid Bus acquisition.

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

GENERAL

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the "Notes to Consolidated Financial Statements." The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

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

RESULTS OF OPERATIONS

Fiscal 2001 Compared to Fiscal 2000. Sales for fiscal 2001 declined 6.0% to $207.7 million compared to $220.9 million in fiscal 2000. This decrease was principally due to a 20.3% and 13.5% decrease in unit volume sales of terminal trucks and bus products, respectively. Sales of terminal truck products declined primarily as a result of an overall decline in the economy with slowing of orders for purchases of new equipment by trucking and warehouse industries. There were several factors contributing to bus sales decline for fiscal 2001. These factors included lower school bus orders for winter production and in the second quarter of fiscal 2001 the Company experienced some chassis delays due to winter plant shutdowns at both Ford Motor Company and General Motors. This decrease was partially offset by the impact of road construction products, a component acquired in September of 2000.

Average terminal truck unit selling prices increased 3.2% in fiscal 2001 compared to fiscal 2000, and principally resulted from increased international sales. Ambulance products selling prices decreased 2.3% in fiscal 2001 compared to fiscal 2000 and principally resulted from competitive discounts.

At October 31, 2001, the Company's consolidated sales backlog was $38.8 million compared to $46.7 million at October 31, 2000. The Company believes a majority of its consolidated sales backlog will be shipped in fiscal 2002.

Cost of sales for fiscal 2001 was 87.8% of sales compared to 87.2% of sales in fiscal 2000. The percentage increase was principally due to the decrease in bus unit sales without a corresponding decrease in fixed manufacturing overhead related to school bus operations.

Selling, general and administrative expenses for fiscal 2001 were $19.5 million (9.3% of sales) compared to $20.6 million (9.3% of sales) in fiscal 2000. This decrease principally resulted from lower corporate expenses and a change in the distribution network of ambulance products. The dealer network for ambulance products has been expanded and its direct sales force has been reduced.

Interest expense increased in fiscal 2001 as a result of an increase in the interest-bearing debt associated with an acquisition late in fiscal 2000 and higher inventories through the third quarter of fiscal 2001. This increase was partially offset by an overall decrease of the Company's effective interest rates.

Income tax expense in fiscal 2001 was $1.3 million compared to $1.8 million in fiscal 2000. Income tax expense as a percentage of pretax income was 35% in fiscal 2001 compared to 31% in fiscal 2000. Income tax expense as a percent of pretax income increased principally as a result of state tax credits and reductions of prior accruals in fiscal 2000.

The Company's net income in fiscal 2001 decreased to $2.4 million ($.33 per share-diluted) compared to $4.2 million ($.55 per share-diluted) in fiscal 2000. This decrease was principally due to decreases in terminal truck and bus product sales, and higher income tax rates in fiscal 2001. These decreases were partially offset by the impact of road construction products, higher profit from ambulances and lower corporate expenses.

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

Interest expense decreased principally due to reductions in borrowing through the first ten months of fiscal 2000. These reductions were partially offset by interest rate increases in fiscal 2000.

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

Cash provided by operations was $8.7 million in fiscal 2001 compared to $6.6 million in fiscal 2000. Principal sources of the cash provided by operations in fiscal 2001 were from Company profits and reduction of receivables and inventories and an increase of accrued expenses. These sources of cash from operations were offset by decrease in accounts payable.

Cash provided by operations was $6.6 million in fiscal 2000 compared to $10.2 million in fiscal 1999. Principal sources of the cash provided by operations in fiscal 2000 were from Company profits and increases in accounts payable. These sources of cash from operations were offset by increases in receivables and inventories.

Principal sources of the cash provided by operations in fiscal 1999 were from Company profits, increases in accounts payable and accrued expenses, and a reduction in accounts receivable. These sources of cash from operations were offset by an increase in inventories.

Cash used in investing activities was $1.8 million in fiscal 2001 compared to $9.7 million in fiscal 2000. In fiscal 2001, the principal use of cash for investing purposes was capital expenditures related to the Company's expansion of its ambulance sales facility in Orlando, Florida, and relocation of corporate personnel and data processing equipment in Hutchinson, Kansas. Cash used in investing activities was $9.7 million in fiscal 2000 compared to $7.6 million in fiscal 1999. In fiscal 2000 the principal use of cash for investing purposes was for the acquisition of certain assets of Waldon, Inc., and capital expenditures related to the Company's expansion of its terminal truck production facilities. In fiscal 1999 the principal use of cash for investing purposes was for the acquisition of Mid Bus, Inc., and capital expenditures related to the Company's expansion of its bus and terminal truck production facilities.

Cash used in financing activities was $6.9 million in fiscal 2001 compared to cash provided by financing activities of $3.0 million in fiscal 2000. In fiscal 2001, the Company used cash of $6.4 million to reduce other long-term debt, $.9 million to purchase and retire common stock, $1.0 million to pay cash dividends and made additional long-term borrowings of $1.4 million. Cash provided by financing activities was $3.0 million in fiscal 2000 compared to cash used in financing activities of $2.4 million in fiscal 1999. In fiscal 2000, the Company made additional long-term borrowings of $6.4 million and used cash of $1.5 million to reduce other long-term debt, $.5 million to purchase and retire common stock and $1.3 million to pay cash dividends. In fiscal 1999, the Company made additional long-term borrowings of $5.6 million and used cash of $6.1 million to reduce other long-term debt, $1.2 million to purchase and retire common stock and $.7 million to pay cash dividends.

Aggregate maturities of $11.5 million in capitalized leases and long-term debt due in 2003 are principally a result of a loan agreement with the Company's lead bank which expires December 31, 2002. The Company currently anticipates arranging an extension or refinancing of this debt at or prior to maturity. See "Note 2 to the Consolidated Financial Statements" for quantitative information.

The Company believes that its cash flows from operations and its credit facility with its lead bank will be sufficient to satisfy its future working capital, capital expenditure requirements and anticipated dividends.

At October 31, 2001 there were no significant or unusual contractual commitments or capital expenditure commitments.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company will adopt SFAS No. 142 on November 1, 2002. The Company is assessing but has not yet determined how the adoption of SFAS No. 142 will impact its financial position and results of operations, except the discontinuance of goodwill amortization which will add approximately $.03 annually to earnings per share.

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

No forward-looking statement can be guaranteed and actual future results may vary materially. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including without limitation, changes in availability of vehicle chassis, product demand, changes in competition, the adequate direct labor pools, changes in tax and other governmental rules and regulations applicable to the Company, development of new products, interest rate fluctuations, various inventory risks due to changes in market conditions, substantial dependence on third parties for product quality, reliability and timely fulfillment of orders and other risks indicated in the Company's filings with the Securities and Exchange Commission.

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company's filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk relating to interest rates on its fixed rate debt. Interest rate risk is not material to the Company's consolidated financial position or results of operations.

On July 24, 2001, the Company entered into an interest rate swap agreement with Bank of America in order to limit the effect of increases in the interest rates on $10 million of its floating debt. The effect of this agreement was to convert underlying variable-rate debt based on LIBOR to fixed rate debt with an interest rate between 4.42% and 4.65% plus a margin of 175 basis points. This agreement reduces the Company's risk with respect to variable-rate debt. The gain/loss on the outstanding swaps at October 31, 2001 was immaterial.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the years ended October 31,

	2001	2000	1999

Sales	$207,653,284	$220,911,785	$196,398,056
Cost of sales	182,317,488	192,620,891	165,978,436
Gross profit	25,335,796	28,290,894	30,419,620

Selling, general and administrative expenses	19,457,978	20,568,277	19,891,803
Research and development expenses	166,763	156,475	154,688

Income from operations	5,711,055	7,566,142	10,373,129

Other income (expense):
Interest, net	(2,055,886)	(1,742,739)	(1,819,986)
Other, net	26,858	125,027	316,358
	(2,029,028)	(1,617,712)	(1,503,628)

Income before provision for income taxes	3,682,027	5,948,430	8,869,501

Provision for income taxes	1,300,000	1,790,000	3,460,000

Net income	$ 2,382,027	$ 4,158,430	$ 5,409,501

Earnings per share:
Basic	$.35	$.58	$.74

Diluted	$.33	$.55	$.72

Dividends per share	$0.1425	$0.1800	$0.1000

The accompanying notes are an integral part of these consolidated statements.

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

October 31,

ASSETS	2001	2000
Current assets:
Cash	$ 192,615	$ 204,101
Receivables	6,085,501	10,206,169
Inventories	35,369,300	41,410,790
Prepaid expenses and other current assets	3,144,129	3,049,779
Total current assets	44,791,545	54,870,839

Property and equipment, at cost:
Land and improvements	2,901,401	2,914,804
Buildings and improvements	18,992,918	18,838,363
Machinery and equipment	20,012,966	18,629,292
Office furniture and fixtures	3,985,678	3,922,755
	45,892,963	44,305,214
Less - accumulated depreciation	27,384,835	25,157,372
	18,805,128	19,147,842
Other assets	6,526,771	7,003,486
	$69,826,444	$81,022,167

LIABILITIES & SHAREHOLDERS' INVESTMENT
Current liabilities:
Current maturities of long-term debt and capitalized leases	$ 2,044,553	$ 3,087,968
Accounts payable	17,560,953	25,611,383
Accrued expenses and other current liabilities	6,437,099	6,019,483
Total current liabilities	26,012,605	34,718,834

Long-term debt and capitalized leases	15,123,781	19,015,695

Deferred income taxes	959,688	614,922

Shareholders' investment:
Preferred stock, $.10 par value
Authorized - 750,000 shares
Outstanding - No shares outstanding
Capital stock, $.10 par value
Authorized - 3,000,000 shares
Outstanding - No shares outstanding
Common stock, $.10 par value
Authorized - 17,000,000 shares
Issued and outstanding - 7,291,755 shares in 2001 and 7,424,455 shares in 2000	729,175	742,446
Paid-in capital	17,612,508	18,026,830
Deferred compensation	(945,981)	(1,071,169)
Retained earnings	10,334,668	8,974,609

Total shareholders' investment	27,730,370	26,672,716
	$69,826,444	$81,022,167

The accompanying notes are an integral part of these consolidated balance sheets.

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended October 31,

	2001	2000	1999
Cash flow from operations:
Cash received from customers	$211,773,952	$218,576,230	$197,889,320
Cash paid to suppliers and employees	(200,474,336)	(207,842,808)	(183,319,810)
Interest paid, net	(2,098,523)	(1,700,879)	(1,813,342)
Income taxes paid	(542,250)	(2,439,176)	(2,561,370)
Cash provided by operations	8,658,843	6,593,367	10,194,798

Cash flow from investing activities:
Capital expenditures and acquisitions	(1,667,382)	(9,591,116)	(7,939,070)
Proceeds from sale of property and equipment	-	-	994,263
Expenditures for other assets	(137,420)	(119,690)	(643,526)
Cash used in investing activities	(1,804,802)	(9,710,806)	(7,588,333)

Cash flow from financing activities:
Principal payments of long-term debt and
capitalized leases	(6,370,175)	(1,539,372)	(6,121,542)
Addition to long-term debt and capitalized leases	1,434,847	6,379,522	5,603,872
Purchase of common stock and other
capital transactions	(908,231)	(527,166)	(1,155,256)
Payment of dividends	(1,021,968)	(1,336,392)	(732,586)
Cash provided by (used in) financing activities	(6,865,527)	2,976,592	(2,405,512)

Net increase (decrease) in cash	(11,486)	(140,847)	200,953
Cash at beginning of year	204,101	344,948	143,995

Cash at end of year	$ 192,615	$ 204,101	$ 344,948

Reconciliation of net income to net
Cash provided by operations:
Net income	$ 2,382,027	$ 4,158,430	$ 5,409,501
Depreciation and amortization	3,525,087	3,098,615	2,567,718
Deferred income taxes	344,766	57,754	33,326
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in receivables	4,120,668	(2,335,555)	1,491,264
Decrease (increase) in inventories	6,041,490	(2,444,572)	(5,924,122)
Decrease in prepaid expenses	(94,350)	(548,763)	(76,850)
Increase (decrease) in accounts payable	(8,080,430)	4,658,796	5,735,682
Increase (decrease) in accrued expenses	417,616	(181,171)	1,044,644
Gain on sale of property and equipment	-	-	(86,365)
Other net	1,969	129,833	-
Cash provided by operations	$ 8,658,843	$ 6,593,367	$ 10,194,798

The accompanying notes are an integral part of these consolidated statements.

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

For the years ended October 31,

	Common Stock		Paid-In	Retained	Deferred
	Shares	Amount	Capital	Earnings	Compensation

Balance October 31, 1998	7,430,881	$743,088	$18,051,859	$1,475,656	$ -

Stock issued under stock
option plans	26,320	2,632	90,138	- .	- .
Issuance of restricted stock awards, net	253,000	25,300	1,176,450	- .	(1,201,750)
Amortization of restricted stock awards	- .	- .	- .	- .	168,229
Net income	- .	- .	- .	5,409,501	- .
Cash dividends paid	- .	- .	- .	(732,586)	- .
Purchase and retirement of treasury stock	(244,795)	(24,479)	(1,236,465)	- .	- .
Tax benefit from exercise of
stock options	- .	- .	12,918	- .	- .

Balance October 31, 1999	7,465,406	746,541	18,094,900	6,152,571	(1,033,521)

Stock issued under stock
option plans	9,540	954	11,305	-	-
Issuance of restricted stock awards, net	101,222	10,122	444,878	-	(455,000)
Amortization of restricted
stock awards	-	-	-	-	417,352
Net income	-	-	-	4,158,430	-
Cash dividends paid	-	-	-	(1,336,392)	-
Purchase and retirement of treasury stock	(151,713)	(15,171)	(524,253)	-	-

Balance October 31, 2000	7,424,455	742,446	18,026,830	8,974,609	(1,071,169)

Issuance of restricted stock awards, net	132,000	13,200	467,438	-	(480,638)
Amortization of restricted
stock awards	-	-	-	-	605,826
Net income	-	-	-	2,382,027	-
Cash dividends paid	-	-	-	(1,021,968)	-
Purchase and retirement of treasury stock	(264,700)	(26,471)	(881,760)	-	-

Balance October 31, 2001	7,291,755	$729,175	$17,612,508	$10,334,668	($945,981)

The accompanying notes are an integral part of these consolidated statements.

Collins Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three years ended October 31, 2001

(1) Summary of Significant Accounting Policies

(a) Consolidation and Operations - The consolidated financial statements include the accounts of Collins Industries, Inc. (the Company) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company primarily operates in the bus, ambulance, and terminal truck/road construction equipment segments. Manufacturing activities are carried on solely in the United States. However, the Company does market its products in other countries. Revenues derived from export sales to unaffiliated customers were less than 10% of consolidated sales in fiscal 2001, 2000 and 1999.

(b) Cash and Cash Management - Cash includes checking accounts and funds invested in overnight and other short-term, interest-bearing accounts of three months or less.

The Company maintains controlled disbursement accounts with its lead bank under an arrangement whereby all cash receipts and checks are centralized and presented to the bank daily. All deposits are applied directly against the Company's revolving credit line and all checks presented for payment in the controlled disbursement accounts are funded through daily borrowings under the Company's revolving credit facility. At October 31, 2001 and 2000 accounts payable included outstanding checks drawn on controlled disbursement accounts of $4,913,696 and $4,829,978, respectively.

(c) Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. Major classes of inventories which include material, labor, and manufacturing overhead required in production of Company products consisted of the following:

	2001	2000
Chassis	$ 6,334,882	$10,822,015
Raw materials & components	12,163,394	13,325,241
Work-in-process	6,021,652	7,941,310
Finished goods	10,849,372	9,322,224
	$35,369,300	$41,410,790

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

(e) Goodwill - Other assets include goodwill of $5.4 million, $5.7 million and $3.6 million, in fiscal years 2001, 2000 and 1999, respectively. Goodwill resulted from the acquisition of certain assets of Waldon, Inc., by the Company's Mobile Products, Inc., subsidiary on September 11, 2000 and the acquisition of Mid Bus on December 1, 1998. The purchase price for Waldon, Inc., assets was $7.8 million. The purchase price of Mid Bus stock was $5.0 million plus liabilities assumed of $3.9 million. The acquisitions were accounted for as purchases and the result of operations have been consolidated with those of the Company since the date of acquisition. The excess cost over the fair value of net assets acquired is being amortized on a straight-line basis over 15 years for Mobile Products, Inc. and 20 years for Mid Bus. Goodwill amortization is reflected as cost of sales in the consolidated statements of income, and totaled $329,118, $183,750 and $165,740 in fiscal years 2001, 2000 and 1999, respectively. Accumulated amortization of goodwill was $678,608, $349,490 and $165,740 in fiscal years 2001, 2000 and 1999, respectively.

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

(f) Revenue Recognition - The Company records vehicle sales, and passes title to the customer, at the earlier of completion of the vehicle and receipt of full payment or shipment or delivery to the customer as specified by the customer purchase order. Customer deposits for partial payment of vehicles are deferred and treated as current liabilities until the vehicle is completed and recognized as revenue.

(g) Earnings Per Share - Basic earnings per share are computed based on the weighted average number of common shares outstanding. Potentially dilutive shares, calculated using the treasury stock method, consist of stock options and restricted stock.

The following is a reconciliation of shares used to calculate basic and diluted earnings per share:

	2001	2000	1999
Average shares outstanding - basic	6,890,965	7,213,825	7,305,310
Effect of potentially dilutive stock
options and restricted stock	240,769	361,090	245,937
Average shares outstanding - diluted	7,131,734	7,574,915	7,551,247

(h) Reclassification of Accounts in Financial Statements - Certain amounts reported for prior years have been reclassified to conform to the 2001 presentation.

(2) Long-term Debt and Capitalized Leases

Long-term debt and capitalized leases at October 31, 2001 and 2000 consist of the following:

	2001	2000
Bank credit facility:
Revolving credit borrowings	$ 9,030,693	$ 8,199,348
Term Loan A
Monthly principal payments of $45,000	935,000	1,475,516
Term Loan B
Monthly principal payments of $19,333	856,509	442,505
Term Loan C
Monthly principal payments of $27,192	842,932	1,169,236
Term Acquisition Line	-	4,861,111
Capitalized leases:
City of South Hutchinson, Kansas, 4.75%-5.80%.
Annual principal and sinking fund payments range
From $335,000 in 2002 to $323,000 in 2007	2,186,945	2,505,695
City of South Hutchinson, Kansas, 4.80%-5.90%.
Annual principal and sinking fund payments range
From $111,000 in 2002 to $150,000 in 2009	572,180	698,890
Longview Industrial Corporation, Longview, Texas
Variable Rate Demand Revenue Bonds -
Annual principal and sinking fund payments range
From $500,000 in 2002 to $700,000 in 2009	2,744,075	2,691,362
Other notes payable	-	60,000
	17,168,334	22,103,663
Less - current maturities	2,044,553	3,087,968
	$15,123,781	$19,015,695

The Company's Loan Agreement, (the "Agreement"), as amended, with Bank of America, Atlanta, Georgia (the "Bank"), provides a total credit facility of $40.3 million consisting of a revolving credit facility of $30.0 million and a long-term credit facility (Term Loans A, B, and C) of $10.3 million. The amended Agreement expires December 31, 2002. The Term Acquisition Line of Credit, which was used to partially finance the acquisition of certain assets of Waldon, Inc., was paid off in fiscal 2001. The credit facilities bear interest based on a combination of Eurodollar (LIBOR plus 1.75%) and the Bank's prime lending rate (6.00% at October 31, 2001). The revolving credit facility also provides for a maximum of $3.0 million in letters of credit, of which $1.0 million were outstanding at October 31, 2001. The total amount of unused revolving credit available to the Company was $9.3 million at October 31, 2001.

The credit facility is collateralized by receivables, inventories, equipment and certain real property. Under the terms of the Agreement, the Company is required to maintain certain financial ratios and other financial conditions. The Agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. At October 31, 2001 and 2000, the Company was in compliance with all loan covenants.

Certain of the Company's manufacturing facilities were financed from the proceeds of industrial revenue bonds. Lease purchase agreements with the respective cities provide that the Company may purchase the manufacturing facilities at any time during the lease terms by paying the outstanding principal amount of the bonds plus a nominal amount. At October 31, 2001, the net book value of manufacturing facilities subject to these lease purchase agreements was approximately $5.8 million.

The carrying amount of the Company's long-term obligations does not differ materially from fair value based on current market rates available to the Company.

The aggregate maturities of capitalized leases and long-term debt for the years subsequent to October 31, 2001 are as follows:

2002	$ 2,044,553
2003	11,536,834
2004	991,250
2005	1,018,750
2006	1,010,930
2007 and thereafter	566,020

The Company has aggregate maturities of $11.5 million in capitalized leases and long-term debt due in 2003, principally as a result of a loan agreement with the Company's lead bank that expires December 31, 2002. The Company currently anticipates arranging an extension or refinancing of this debt at or prior to maturity.

Effective November 1, 2001 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities" as amended by (SFAS) No. 137. On July 24, 2001, the Company entered into an interest rate swap agreement with Bank of America in order to limit the effect of increases in the interest rates on $10 million of its floating debt. The agreement provides two $5 million swaps running until December 2002, and July 2003. The effect of this agreement was to convert underlying variable-rate debt based on LIBOR to fixed rate debt with an interest rate between 4.42% and 4.65% plus a margin of 175 basis points. This agreement reduces the Company's risk with respect to variable-rate debt. The gain/loss on the outstanding swaps at October 31, 2001 was immaterial.

(3) Income Taxes

The provision for income taxes consists of the following:

	2001	2000	1999
Current	$1,120,000	$2,136,000	$3,368,000
Deferred	180,000	(346,000)	92,000
	$1,300,000	$1,790,000	$3,460,000

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

	2001	2000
Deferred tax assets:
Self-insurance reserves	$ 322,000	$ 513,000
Vacation	213,000	202,000
Warranty	347,000	298,000
Doubtful accounts	24,000	20,000
Inventories	440,000	457,000
Amortization	196,000	193,000
Revenue recognition	68,000	136,000
Restricted stock awards	274,000	52,000
Other	18,000	-
	1,902,000	1,871,000
Deferred tax liabilities:
Accelerated depreciation	(1,226,000)	(947,000)
Prepaid health insurance	(536,000)	(434,000)
Other	-	(22,000)
	(1,762,000)	(1,403,000)

Net deferred tax assets	$ 140,000	$ 468,000

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the three years during the period ended October 31, 2001 follows:

	2001	2000	1999

Statutory federal income tax rate	34%	34%	34%
Increase (decrease) in taxes
Resulting from:
State tax, net of federal benefit	3	4	4
Utilization of state tax credits	-	(3)	-
Decrease in prior accruals	-	(3)	-
Other	(2)	(2)	1

Effective tax rate	35%	30%	39%

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

In fiscal 2001, the Company issued 142,000 shares of common stock under the 1997 Plan in the form of restricted stock awards. These shares were issued as an incentive to retain key employees, officers and directors and will vest in fiscal 2004. In fiscal 2000, the Company issued 119,000 shares of common stock in the form of restricted stock awards. Of these shares, 2,000 and 117,000 will vest in fiscal 2002 and 2003, respectively. In fiscal 1999, the Company issued 253,000 shares of common stock in the form of restricted stock awards. Of these shares, 4,000 and 249,000 will vest fiscal 2001 and 2002, respectively. At October 31, 2001, options for 737,500 shares were outstanding under the 1997 Plan. Under the 1995 Plan, a total of 1,000,000 shares of the Company's common stock were available for grant to officers, directors and key employees. As of October 31, 2001, all of these shares had been granted and options for 188,300 shares were outstanding under the 1995 Plan.

Under both plans, the exercise price of all options granted through October 31, 2001 equaled the stock's market price on the date of grant and fully vested six months after the date of grant. The expiration dates of the options range from 5 to 10 years. Options outstanding at October 31, 2001 had a weighted average contractual life of five years, nine months and exercise prices ranged from $1.75 to $5.13.

 A summary of the Company's two stock option plans at October 31, 2001, 2000 and 1999 and changes during the years then ended are presented in the table following:

	2001		2000		1999
		Per		Per		Per
	Shares	Share(a)	Shares	Share(a)	Shares	Share(a)
Outstanding at
Beginning of year	985,800	$4.08	1,048,300	$4.07	923,200	$4.11

Granted	-	-	-	-	195,000	3.99

Exercised	-	-	(12,000)	1.87	(40,800)	4.40

Forfeited	(60,000)	4.33	(50,500)	4.36	(29,100)	4.53

Outstanding at
end of year	925,800	$4.07	985,800	$4.08	1,048,300	$4.07

Exercisable at
end of year	925,800	$4.07	985,800	$4.08	1,048,300	$4.07

(a) Weighted average exercise price per share.

Weighted
average fair value
of options
granted	$ -			$ -		$1.99

The fair value of each option grant is estimated using the Black-Scholes option pricing model with the following assumptions used for grants:

	2001	2000	1999
Expected dividend yield	-	-	1.5%
Expected life in years	-	-	4
Expected volatility	-	-	45.8%

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

 Had compensation cost for the Company's stock options been determined consistent with the methodology prescribed under FASB Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net income and income per share would have been reduced to the following pro forma amounts:

	2001	2000	1999
Net income:
As reported	$2,382,027	$4,158,430	$5,409,501
Pro forma	2,382,027	4,158,430	5,157,925
Diluted earnings per share:
As reported	$ .33	$ .55	$ .72
Pro forma	.33	.55	.68

(5) Tax Deferred Savings Plan and Trust

In 1985, the Company made available to all eligible employees the opportunity to participate in the Company's Tax Deferred Savings Plan and Trust. The Company provides a 50% matching contribution in the form of cash or unregistered common stock of the Company on the eligible amount invested by participants in the plan to purchase common stock of the Company. The Company's cash contribution to this plan was $131,165 in 2001, $130,487 in 2000, and $138,88 in 1999. This plan held 606,462 shares of the Company's common stock at October 31, 2001 and 511,129 shares at October 31, 2000.

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

(c) Operating Leases - The Company has operating leases principally for certain manufacturing facilities vehicles and equipment. Operating lease expense was $612,352 in 2001, $562,709 in 2000, and $593,584 in 1999.

The following schedule details operating lease commitments for the years subsequent to October 31, 2001:

2002	$553,854
2003	483,195
2004	383,377
2005	47,500
2006 and thereafter	-0-

(d) Litigation - At October 31, 2001 the Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position or results of operations.

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

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit. The following table contains segment information for the years ended October 31, 2001, 2000, and 1999. All amounts are in thousands of dollars.

				Terminal
				Trucks /
				Road
				Construction		Consolidated
		Ambulance	Buses	Equipment	Other	Total

Revenues from external customers	2001	$95,932	$66,022	$45,699	-	$207,653
	2000	98,412	77,920	44,580	-	220,912
	1999	81,805	85,372	29,221	-	196,398

Intersegment revenues:	2001	-	1,370	257	-	1,627
	2000	88	223	387	-	698
	1999	1,458	2,578	1,026	-	5,062

Interest income/(expense) net:	2001	(624)	(769)	(944)	281	(2,056)
	2000	(654)	(822)	(525)	258	(1,743)
	1999	(599)	(1,036)	(334)	149	(1,820)

Depreciation and amortization:	2001	(778)	(1,220)	(715)	(812)	(3,525)
	2000	(671)	(1,174)	(432)	(822)	(3,099)
	1999	(562)	(1,155)	(280)	(571)	(2,568)

Segment profit (loss) pre tax:	2001	4,089	689	2,385	(3,481)	3,682
	2000	3,450	3,755	3,262	(4,519)	5,948
	1999	2,992	7,756	1,483	(3,361)	8,870

Segment assets:	2001	26,411	22,125	16,767	4,523	69,826
	2000	30,583	24,137	21,911	4,391	81,022
	1999	26,996	26,713	10,197	2,515	66,421

Segment expenditures for capital
Assets:	2001	856	386	229	216	1,687
	2000	393	283	1,074	13	1,763
	1999	841	1,129	1,046	124	3,140

Other includes the elimination of intersegment transactions and expenses generated to support corporate activities not directly attributable to any specific organization within the enterprise.

Non-domestic sales were $12.0 million, $11.2 million, and $11.3 million for fiscal years 2001, 2000, and 1999 respectively.

All assets are held by companies operating in the United States.

During 2001, 2000 and 1999, sales to any one customer were not in excess of 10% of consolidated sales.

(8) Quarterly Financial Information (Unaudited)

(Dollars in thousands except per share information)

Financial Results
	Net Sales		Gross Profit		Net Earnings (Loss)
	2001	2000	2001	2000	2001	2000

First Quarter	$ 42,445	$ 49,713	$ 4,584	$ 7,082	$ (608)	$ 1,003
Second Quarter	51,073	51,514	6,766	6,663	785	905
Third Quarter	57,126	58,220	6,883	7,122	1,150	1,263
Fourth Quarter	57,009	61,465	7,103	7,424	1,055	987

Fiscal Year	$207,653	$220,912	$25,336	$28,291	$ 2,382	$ 4,158

	Basic Earnings (Loss)		Diluted Earnings (Loss)
	Per Common Share		Per Common Share
	2001	2000	2001	2000

First Quarter	$ (.09)	$ .14	$ (.09)	$ .13
Second Quarter	.11	.13	.11	.12
Third Quarter	.17	.18	.16	.17
Fourth Quarter	.15	.13	.15	.13

Fiscal Year	$ .35	$ .58	$ .33	$ .55

Fiscal year 2001 basic earnings per share is greater than the sum of quarters due to rounding and reduction of basic shares outstanding from purchase and retirement of treasury stock.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and

Shareholders of Collins Industries, Inc.,

We have audited the accompanying consolidated balance sheets of Collins Industries, Inc. (a Missouri corporation) and Subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Collins Industries, Inc. and Subsidiaries as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Kansas City, Missouri

November 19, 2001

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors and Executive Officers is contained in the section entitled "Management" in the Proxy Statement for the Annual Meeting of Shareholders to be held February 22, 2002, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation is contained in the section entitled "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 22, 2002, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 22, 2002, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS
ON FORM 8-K

(a) The following documents are filed as a part of this Report:

(1) Financial Statements:

All financial statements and notes thereto as set
forth under Item 8 of this Report on Form 10-K:

Report of Independent Public Accountants

Consolidated Statements of Income for
the Three Years Ended October 31, 2001

Consolidated Statements of Shareholders' Investment
for the Three Years Ended October 31, 2001

Consolidated Statements of Cash Flows for
the Three Years Ended October 31, 2001

Consolidated Balance Sheets--October 31, 2001
and 2000

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

Amendment No. 2 dated as of September 11, 2000, to the Amended and Restated Loan and Security Agreement dated as of July 31, 1998, by and between Collins Industries, Inc., and Bank of America N.A. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Report on Form 10-K for the fiscal year ended October 31, 2000.)

10.9	-

Amendment No. 3 dated as of February 22, 2001, to the Amended and Restated Loan and Security Agreement dated as of July 31, 1998, by and between Collins Industries, Inc., and Bank of America N.A. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarterly period ended April 30, 2001.)

10.10	-

Amendment No. 4 dated as of May 14, 2001, to the Amended and Restated Loan and Security Agreement dated as of July 31, 1998, by and between Collins Industries, Inc., and Bank of America N.A. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on Form

10-Q for the quarterly period ended April 30, 2001.)

10.11	-	Amendment No. 5 dated as of August 30, 2001, to the Amended and Restated Loan and Security Agreement dated as of July 31, 1998, by and between Collins Industries, Inc., and Bank of America N.A.

10.12	-	Amendment No. 6 dated as of October 24, 2001, to the Amended and Restated Loan and Security Agreement dated as of July 31, 1998, by and between Collins Industries, Inc., and Bank of America N.A.

Exhibit Number		Document

22.1	-	The following are the names and jurisdiction of incorporation of the subsidiaries of the Company:

Jurisdiction
		Names	of Incorporation

		Collins Bus Corporation	Kansas
		Capacity of Texas, Inc.	Texas
		Mid Bus, Inc.	Ohio
		Wheeled Coach Industries, Inc.	Florida
		Collins Ambulance Corp.	Kansas
		Collins Financial Services, Inc.	Kansas
		Global Captive Casualty and Surety Company	Kansas
		Mobile Products, Inc.	Kansas
		Mobile-Tech Corporation	Kansas
		World Trans, Inc.	Kansas

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS INDUSTRIES, INC.

	By	/s/ Donald Lynn Collins
Donald Lynn Collins, President
and Chief Executive Officer

Dated:	December 21, 2001

By
/s/ Larry W. Sayre
Larry W. Sayre, Vice President of
Finance
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in their capacities as Directors of the Registrant, and on the dates indicated.

Dated:	December 21, 2001	/s/ Don L. Collins
Don L. Collins

Dated:	December 21, 2001	/s/ Donald Lynn Collins
Donald Lynn Collins

Dated:	December 21, 2001	/s/ Don S. Peters
Don S. Peters

Dated:	December 21, 2001	/s/ Arch G. Gothard III
Arch G. Gothard III

Dated:	December 21, 2001	/s/ William R. Patterson
William R. Patterson