Form 10-Q
period 2002-01-31
COLLINS INDUSTRIES INC
filed 2002-03-14
CIK 21759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2002

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

Common Stock, $.10 par value 7,017,294 .

Class Outstanding at March 14, 2002

COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

FORM 10-Q

January 31, 2002

INDEX
PART I.	FINANCIAL INFORMATION	PAGE NO.

Item 1.	Financial Statements:

	Consolidated Condensed Balance Sheets
	January 31, 2002 and October 31, 2001	3

	Consolidated Condensed Statements of Income
	Three Months Ended January 31, 2002 and 2001	4

	Consolidated Condensed Statements of Cash Flow
	Three Months Ended January 31, 2002 and 2001	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.

	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)
	January 31,	October 31,
	2002 .	2001 .

ASSETS
Current Assets:
Cash	$ 199,190	$ 192,615
Receivables, trade & other	4,721,956	6,085,501
Inventories, lower of cost (FIFO) or market	35,860,488	35,369,300
Prepaid expenses and other current assets	2,572,806	3,144,129
Total current assets	43,354,440	44,791,545

Property and equipment, at cost	46,375,552	45,892,963
Less: accumulated depreciation	27,939,764	27,384,835
Net property and equipment	18,435,788	18,508,128
Other assets	6,410,294	6,526,771
Total assets	$68,200,522	$69,826,444

LIABILITIES & SHAREHOLDERS' INVESTMENT
Current liabilities:
Current maturities of long-term debt & capitalized leases	$ 2,050,805	$ 2,044,553
Accounts payable	13,490,501	17,530,953
Accrued expenses	4,493,278	6,437,099
Total current liabilities	20,034,584	26,012,605

Long-term debt and capitalized leases	21,278,390	15,123,781

Deferred income tax	959,688	959,688

Shareholders' investment:
Common stock	701,729	729,175
Paid-in capital	16,614,677	17,612,508
Deferred compensation	(771,614)	(945,981)
Retained earnings	9,383,068	10,334,668
Total shareholders' investment	25,927,860	27,730,370
Total liabilities & shareholders' investment	$68,200,522	$69,826,444

(See accompanying notes)

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)
	Three Months Ended
	January 31,
	2002 .	2001 .

Sales	$39,774,025	$42,444,886
Cost of sales	35,855,607	37,898,775

Gross profit	3,918,418	4,546,111

Selling, general and administrative expenses	4,725,009	4,921,609

Loss from operations	(806,591)	(375,498)

Other income (expense):
Interest expense	(257,494)	(610,145)
Other, net	3,625	8,123
	(253,869)	(602,022)

Loss before income taxes	(1,060,460)	(977,520)

Income tax expense (benefit)	(400,000)	(370,000)

Net loss	$ (660,460)	$ (607,520)

Earnings (loss) per share:
Basic	$ (.10)	$ (.09)
Diluted	$ (.10)	$ (.09)

Dividends per share	$ .0300	$ .0625

Weighted average common
and common equivalent shares
outstanding:
Basic	6,716,312	7,008,727
Diluted	6,716,312	7,008,727

(See accompanying notes)

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)
	Three Months Ended
	January 31,
	2002 .	2001 .
Cash flow from operations:
Cash received from customers	$41,137,570	$46,904,064
Cash paid to suppliers and employees	(45,033,691)	(50,854,204)
Interest paid	(272,090)	(635,628)
Income taxes paid	(247,719)	-

Cash used in operations	(4,415,930)	(4,585,768)

Cash flow from investing activities:
Capital expenditures	(482,589)	(299,042)
Other, net	(11,734)	(32,818)

Cash used in investing activities	(494,323)	(331,860)

Cash flow from financing activities:
Borrowings of long-term debt	6,554,997	6,881,101
Principal payments of long-term debt
and capitalized leases	(394,136)	(834,749)
Purchase of common stock and other capital transactions	(1,025,280)	(498,750)
Payment of dividends	(218,753)	(434,304)

Cash provided by financing activities	4,916,828	5,113,298

Net increase in cash	6,575	195,670

Cash at beginning of period	192,615	204,101

Cash at end of period	$ 199,190	$ 399,771

Reconciliation of net income (loss) to net cash provided by (used in) operations:
Net loss	$ (660,460)	$ (607,520)
Depreciation and amortization	857,509	872,755
Decrease in receivables	1,363,545	4,459,178
Increase in inventories	(491,188)	(5,443,462)
Decrease in prepaid expenses and other current assets	571,323	462,386
Decrease in accounts payable and accrued expenses	(6,056,659)	(4,331,174)
Other	-	2,069

Cash used in operations	$(4,415,930)	$(4,585,768)

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position at January 31, 2002 and the results of operations and the cash flows for the three months ended January 31, 2002 and 2001.

The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three months ended January 31, 2002 be read in conjunction with the Company's Annual Report for the year ended October 31, 2001.

(2) Goodwill

Other assets include unamortized goodwill related to acquisitions in prior years of a bus company and certain assets of a road construction product line. These acquisitions were not material for providing pro forma disclosures of their operating results. Both acquisitions were accounted for as purchases and the results of their operations have been consolidated with those of the Company since the date of acquisition. Accordingly, other assets include unamortized goodwill related to the bus segment of $3.2 and $3.3 million at January 31, 2002 and 2001, respectively. Other assets also include unamortized goodwill related to the terminal truck/road construction segment of $2.1 and $2.2 million, at January 31, 2002 and 2001, respectively. The excess cost over the fair value of net assets acquired is being amortized on a straight-line basis over 20 years for the bus segment and 15 years for the terminal truck/road construction segment. Goodwill amortization reflected in the consolidated statements of income, totaled $85,929 and $80,775 for the three months ended January 31, 2002 and 2001, respectively.

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revisions or that the remaining balance of goodwill may not be recoverable. When factors indicate that the goodwill should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

(3) Inventories

Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

Major classes of inventories as of January 31, 2002 and October 31, 2001, consisted of the following:

	January 31, 2002	October 31, 2001

Chassis	$ 5,410,184	$ 6,334,882
Raw materials & components	12,433,378	12,163,394
Work-in-process	5,540,979	6,021,652
Finished goods	12,475,947	10,849,372
	$35,860,488	$35,369,300

(4) Earnings per Share

Dilutive securities, consisting of options to purchase the Company's common stock and restricted stock awards, are included in the calculation of diluted weighted average common shares. Due to a net loss, there were no dilutive securities for the three month periods ended January 31, 2002 and 2001.

(5) Contingencies and Litigation

At January 31, 2002, the Company had contingencies and pending litigation which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position.

(6) Segment Information

Collins Industries, Inc., has three reportable segments: Ambulances, buses and terminal trucks/road construction equipment. The ambulance segment produces modular and van type ambulances for sale to hospitals, ambulance services, fire departments and other governmental agencies. The bus segment produces small school buses, commercial buses and shuttle buses for sale to schools, hotel shuttle services, airports, and other governmental agencies. Terminal truck and road construction equipment products were initially disclosed as a separate segments. In the second quarter of fiscal 2001, terminal truck and road construction equipment segments were combined. This combination resulted from consolidation of many of their operations and common management. The terminal truck/road construction equipment segment produces off road trucks designed to move trailers and containers for warehouses, truck terminals, rail yards, rail terminals and shipping ports and produces a line of road construction equipment
	Three Months Ended
(In Thousands)	January 31,
	2002 .	2001 .
Revenues from external customers:
Ambulance	$17,622	$19,553
Buses	13,354	11,711
Terminal Trucks / Road Construction Equipment	8,798	11,181
Other	-	-
Consolidated Total	$39,774	$42,445

Pretax segment profit (loss):
Ambulance	$ 387	$ (452)
Buses	(293)	(112)
Terminal Trucks / Road Construction Equipment	195	448
Other	(1,349)	(862)
Consolidated Total	$ (1,060)	$ (978)

	As of
	January 31,	October 31,
	2002 .	2001 .
Segment assets:
Ambulance	$26,053	$26,411
Buses	22,009	22,125
Terminal Trucks / Road Construction Equipment	16,284	16,767
Other	3,855	4,523
Consolidated Total	$68,201	$69,826

(7) New Accounting Standards

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

The Company's previous business combinations were accounted for using the purchase method. As of January 31, 2002, the net carrying amount of goodwill was $5.3 million. Amortization expense during the three-month period ended January 31, 2002 was $0.1 million. The Company has adopted SFAS 141 and will adopt SFAS 142 beginning in fiscal year 2003. Management does not anticipate the adoption of SFAS 142 will have a material impact on its financial position or results of operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
Operations

GENERAL:

Collins Industries, Inc. has three reportable segments: ambulances, buses and terminal trucks/road construction equipment. The ambulance segment produces modular and van type ambulances for sale to hospitals, ambulance services, fire departments and other governmental agencies. The bus segment produces small school buses, commercial buses and shuttle buses for sale to schools, hotel shuttle services, airports, and other governmental agencies. Terminal trucks and road construction equipment products were initially disclosed as separate segments. In the second quarter of fiscal 2001, terminal trucks and road construction equipment segments were combined. This combination resulted from consolidation of many of their operations and common management. The terminal trucks/road construction equipment segment produces off road trucks designed to move trailers and containers for warehouses, truck terminals, rail yards, rail terminals and shipping ports and produces a line of road construction equipment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the "Notes to Consolidated Financial Statements" in the Company's 2001 Form 10-K. The Company evaluates its performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. For the three months ended January 31, 2001 and 2002 nonrecurring gains or losses were not incurred and as such have no impact on this analysis. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, with all intercompany sales eliminated in consolidation.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

See "Note 6 to the Consolidated Financial Statements" for quantitative segment information.

RESULTS OF OPERATIONS:

Sales

Sales for the three months ended January 31, 2002, decreased 6%, compared to the same period in fiscal 2001. This decrease was principally due to respective unit volume sales decreases of 21% and 10% in terminal trucks/road construction equipment and ambulance products. These decreases were partially offset by a 17% increase in unit volume sales of bus products. The average unit selling prices of ambulance and bus products were flat for the three months ended January 31, 2002. The average unit selling price for terminal truck/road construction products increased 15%, compared to the same period in fiscal 2001, principally as a result of changes in product mix.

The sales increase from bus products principally resulted from increased sales through dealer networks and higher sales to the child care markets. The sales decline in terminal truck/road construction equipment products primarily resulted from an overall economic decline in the rail, trucking and port sectors of the domestic market.

The Company's consolidated sales backlog at January 31, 2002 was $47.8 million compared to $38.8 million at October 31, 2001 and $56.4 million at January 31, 2001. Backlogs for ambulance products increased 284% in January 2002, principally due to a large export order.

Cost of Sales

Cost of sales for the three months ended January 31, 2002 was 90% of sales compared to 89% for the same period in fiscal 2001. The increase in cost of sales as a percent of sales for the three months ended January 31, 2002 was principally due to the impact of higher fixed costs associated with bus operations and increased overhead burdens resulting from the unit volume declines in both terminal truck/road construction equipment and ambulance products.

Other Income (Expense)

Other income (expense) decreased for the three months ended January 31, 2002 principally as a result of the Company's decrease in interest expense resulting from a reduction of debt combined with an overall decrease of the Company's effective interest rates.

Net Loss

The Company's net loss for the three months ended January 31, 2002 was $.7 million ($.10 per share-diluted) compared to net loss of $.6 million ($.09 per share-diluted) for the same period in fiscal 2001. The increase in the Company's net loss was principally attributable to the impact of lower profit contributions from terminal truck/road construction and bus products as discussed above and the impact of the repurchase of company common stock. This increase was partially offset by lower interest expense and improved profit contributions from the ambulance segment.

LIQUIDITY AND CAPITAL RESOURCES:

The Company used existing credit lines, internally generated funds and supplier financing to fund its operations and capital expenditures for the three months ended January 31, 2002.

Cash used in operations was $4.4 million for the three months ended January 31, 2002, compared to $4.6 million for the same period in fiscal 2001. Cash used in operations principally resulted from the Company's net loss of $.7 million, a decrease in accounts payable and accrued expenses of $6.1 million, an increase in inventory of $.5 million, and was partially offset by a decrease in receivables of $1.4 million, depreciation and amortization of $.9 million and a decrease in prepaid and other current assets of $.6 million.

Cash used in investing activities was $.5 million for the three months ended January 31, 2002 compared to $.3 million for the same period in fiscal 2001. The increase was principally due to increased capital expenditures for the three months ended January 31, 2002.

Cash flow provided by financing activities was $4.9 million for the three months ended January 31, 2002, compared to $5.1 million for the same period in fiscal 2001. This change principally resulted from decreased borrowings to finance working capital needs and the purchase of Company common stock.

The Company has aggregate maturities of $11.5 million in capitalized leases and long-term debt due in fiscal 2003 principally a result of a loan agreement with the Company's lead bank which expires December 31, 2002. The Company is currently negotiating refinancing of this debt and does not anticipate these negotiations will have a material impact on the consolidated financial statements. The Company expects to complete the refinancing in the second fiscal quarter of 2002 and as such the associated debt has been classified as long-term in the financial statements for the period ended January 31, 2002. See Note 2 of the "Notes to Consolidated Financial Statements" in the Company's 2001 Form 10-K.

Effective November 1, 2000 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities" as amended by (SFAS) No. 137. On July 24, 2001, the Company entered into an interest rate swap agreement with Bank of America in order to limit the effect of increases in the interest rates on $10 million of its floating debt. The agreement provides two $5 million swaps running until December 2002, and July 2003. The effect of this agreement was to convert underlying variable-rate debt based on LIBOR to fixed rate debt with an interest rate between 4.42% and 4.65% plus a margin of 175 basis points. This agreement reduces the Company's risk with respect to variable-rate debt. The gain/loss on the outstanding swaps at January 31, 2002 was immaterial.

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

No forward-looking statement can be guaranteed and actual future results may vary materially. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in product demand, changes in tax and other governmental rules and regulations applicable to the Company, reliability and timely fulfillment of orders, changes in competition, development of new products, substantial dependence on third parties for product quality, adequate direct labor pools, the availability of vehicle chassis, interest rate fluctuations, various inventory risks due to changes in market conditions and other risks indicated in the Company's filings with the Securities and Exchange Commission.

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

Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended January 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS INDUSTRIES, INC.
Dated:	March 14, 2002

By
/s/ Larry W. Sayre
Larry W. Sayre, Vice President of Finance and Chief Financial Officer
(Principal Accounting Officer)