Form 10-Q
period 2002-04-30
COLLINS INDUSTRIES INC
filed 2002-06-13
CIK 21759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2002

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

Common Stock, $.10 par value 7,039,829 .

Class Outstanding at June 12, 2002

COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

FORM 10-Q

April 30, 2002

INDEX
PART I.	FINANCIAL INFORMATION	PAGE NO.

Item 1.	Financial Statements:

	Consolidated Condensed Balance Sheets
	April 30, 2002 and October 31, 2001	2

	Consolidated Condensed Statements of Income
	Three and Six Months Ended April 30, 2002 and 2001	3

	Consolidated Condensed Statements of Cash Flow
	Six Months Ended April 30, 2002 and 2001	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.

	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3.

	Quantitative and Qualitative Disclosures About Market
	Risk	14

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security-Holders	15

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES		16

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	April 30,	October 31,
	2002 .	2001 .

ASSETS
Current assets:
Cash	$ 128,501	$ 192,615
Receivables, trade & other	5,435,261	6,085,501
Inventories, lower of cost (FIFO) or market	38,782,933	35,369,300
Prepaid expenses and other current assets	2,042,059	3,144,129
Total current assets	46,388,754	44,791,545

Property and equipment, at cost	47,002,335	45,892,963
Less: accumulated depreciation	28,506,917	27,384,835
Net property and equipment	18,495,418	18,508,128
Other assets	6,379,644	6,526,771
Total assets	$71,263,816	$69,826,444

LIABILITIES & SHAREHOLDERS' INVESTMENT
Current liabilities:
Current maturities of long-term debt & capitalized leases	$ 1,876,551	$ 2,044,553
Accounts payable	19,443,058	17,530,953
Accrued expenses	5,214,995	6,437,099
Total current liabilities	26,534,604	26,012,605

Long-term debt and capitalized leases	17,791,418	15,123,781

Deferred income tax	959,688	959,688

Shareholders' investment:
Common stock	701,729	729,175
Paid-in capital	16,614,678	17,612,508
Deferred compensation	(596,091)	(945,981)
Accumulated other comprehensive income (loss), net	(133,470)	-
Retained earnings	9,391,260	10,334,668
Total shareholders' investment	25,978,106	27,730,370
Total liabilities & shareholders' investment	$71,263,816	$69,826,444

(See accompanying notes)

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30 ,
	2002 .	2001 .	2002 .	2001 .

Sales	$ 47,375,447	$ 51,073,089	$ 87,149,472	$ 93,517,975
Cost of sales	42,303,910	44,306,915	78,159,517	82,205,690

Gross profit	5,071,537	6,766,174	8,989,955	11,312,285

Selling, general and administrative expenses	4,358,283	4,916,711	9,083,292	9,838,320

Income (loss) from operations	713,254	1,849,463	(93,337)	1,473,965

Other income (expense):
Interest expense	(417,385)	(596,897)	(674,879)	(1,207,042)
Other, net	(9,395)	12,327	(5,770)	20,450

Income (loss) before provision (benefit) for income taxes	286,474	1,264,893	(773,986)	287,373

Provision (benefit) for income taxes	120,000	480,000	(280,000)	110,000

Net income (loss)	$ 166,474	$ 784,893	$ (493,986)	$ 177,373

Earnings (loss) per share:
Basic	$ .03	$ .11	$ (.07)	$ .03
Diluted	$ .02	$ .11	$ (.07)	$ .02

Dividends per share	$ .0300	$ .0250	$ .0600	$ .0875

Weighted average common
and common equivalent shares
outstanding:
Basic	6,534,294	6,891,566	6,626,811	6,951,117
Diluted	6,921,842	7,051,354	6,626,811	7,126,570

(See accompanying notes)

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended
	April 30,
	2002 .	2001 .
Cash flow from operations:
Cash received from customers	$87,799,712	$95,085,280
Cash paid to suppliers and employees	(86,755,908)	(97,854,190)
Interest paid	(650,598)	(1,239,330)
Income taxes paid	(247,719)	-

Cash provided by (used in) operations	145,487	(4,008,240)

Cash flow from investing activities:
Capital expenditures	(1,125,241)	(751,296)
Other, net	(109,295)	(58,616)

Cash used in investing activities	(1,234,536)	(809,912)

Cash flow from financing activities:
Borrowings of long-term debt	3,783,784	7,652,929
Principal payments of long-term debt
and capitalized leases	(1,284,149)	(1,608,460)
Purchase of common stock and other capital transactions	(1,053,122)	(676,280)
Payment of dividends	(421,578)	(612,904)

Cash provided by financing activities	1,024,935	4,755,285

Net decrease in cash	(64,114)	(62,867)

Cash at beginning of period	192,615	204,101

Cash at end of period	$ 128,501	$ 141,234

Reconciliation of net income (loss) to net cash provided by (used in) operations:
Net income (loss)	$ (493,986)	$ 177,373
Depreciation and amortization	1,744,265	1,782,079
Decrease in receivables	650,240	1,567,305
Increase in inventories	(3,413,633)	(4,907,998)
Decrease in prepaid expenses and other current assets	1,182,070	772,692
Increase (decrease) in accounts payable and accrued expenses	476,531	(3,401,760)
Other	-	2,069

Cash provided by (used in) operations	$ 145,487	$(4,008,240)

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position at April 30, 2002 and the results of operations for the three and six months ended April 30, 2002 and 2001, and the cash flows for the six months ended April 30, 2002 and 2001.

The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three and six months ended April 30, 2002 be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 31, 2001.

(2) Goodwill

Other assets include unamortized goodwill related to acquisitions in prior years of a bus company and certain assets of a road construction product line. These acquisitions were not material and did not require pro forma disclosures of their operating results. Both acquisitions were accounted for as purchases and the results of their operations have been consolidated with those of the Company since the date of acquisition. Accordingly, other assets include unamortized goodwill related to the bus segment of $3.1 and $3.3 million at April 30, 2002 and 2001, respectively. Other assets also include unamortized goodwill related to the terminal trucks/road construction segment of $2.1 and $2.3 million, at April 30, 2002 and 2001, respectively. The excess cost over the fair value of net assets acquired is being amortized on a straight-line basis over 20 years for the bus segment and 15 years for the terminal trucks/road construction segment. Goodwill amortization reflected in the consolidated statements of income, totaled $85,929 and $81,611 for the three months ended April 30, 2002 and 2001, respectively. Goodwill amortization reflected in the consolidated statements of income, totaled $171,858 and $162,387 for the six months ended April 30, 2002 and 2001, respectively.

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

(3) Inventories

Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

Major classes of inventories as of April 30, 2002 and October 31, 2001, consisted of the following:
	April 30, 2002	October 31, 2001

Chassis	$ 7,313,940	$ 6,334,882
Raw materials & components	15,009,335	12,163,394
Work-in-process	7,175,836	6,021,652
Finished goods	9,283,822	10,849,372
	$38,782,933	$35,369,300

(4) Earnings per Share

Dilutive securities, consisting of options to purchase the Company's common stock and restricted stock awards, included in the calculation of diluted weighted average common shares were 387,548 and 159,788 for the three months ended April 30, 2002 and 2001, respectively. Due to a net loss, there were no dilutive securities for the six month period ended April 30, 2002. The effect of dilutive stock options and restricted stock awards on weighted average shares outstanding was an increase of 175,452 shares for the six months ended April 30, 2001.

(5) Contingencies and Litigation

At April 30, 2002, the Company had contingencies and pending litigation which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position.

(6) Segment Information

Collins Industries, Inc. has three reportable segments: Ambulances, buses and terminal trucks/road construction equipment. The ambulance segment produces modular and van type ambulances for sale to hospitals, ambulance services, fire departments and other governmental agencies. The bus segment produces small school buses, commercial buses and shuttle buses for sale to schools, hotel shuttle services, airports, and other governmental agencies. Terminal truck and road construction equipment products were initially disclosed as separate segments. In the second quarter of fiscal 2001, terminal truck and road construction equipment segments were combined. This combination resulted from consolidation of many of their operations and common management. The terminal trucks/road construction equipment segment produces off-road trucks designed to move trailers and containers for warehouses, truck terminals, rail yards, rail terminals and shipping ports and produces a line of road construction equipment
	Three Months Ended		Six Months Ended
(In Thousands)	April 30,		April 30,
	2002 .	2001 .	2002 .	2001 .
Revenues from external customers:
Ambulance	$ 23,355	$ 24,786	$ 40,978	$ 44,338
Buses	15,458	13,267	28,812	24,979
Terminal Trucks / Road Construction Equipment	8,562	13,020	17,359	24,201
Consolidated Total	$ 47,375	$ 51,073	$ 87,149	$ 93,518

Segment pretax profit (loss):
Ambulance	$ 1,244	$ 1,616	$ 1,630	$ 1,163
Buses	(161)	(159)	(453)	(270)
Terminal Trucks / Road Construction Equipment	84	600	279	1,048
Other	(881)	(792)	(2,230)	(1,654)
Consolidated Total	$ 286	$ 1,265	$ (774)	$ 287

	As of
	April 30,	October 31,
	2002 .	2001 .
Segment assets:
Ambulance	$26,933	$26,411
Buses	24,385	22,125
Terminal Trucks / Road Construction Equipment	16,820	16,767
Other	3,126	4,523
Consolidated Total	$71,264	$69,826

(7) Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders' investments that, under generally accepted accounting principles, are excluded from net income. Accumulated other comprehensive income (loss) as of April 30, 2002, includes unrealized losses on interest rate swaps of $213,470, reduced by $80,000 of deferred tax benefit. Comprehensive income (loss) for the three and six months ended April 30, 2002, was $187,035 and ($627,456), respectively.

(8) New Accounting Standards

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

The Company's previous business combinations were accounted for using the purchase method. As of April 30, 2002, the net carrying amount of goodwill was $5.2 million. Amortization expense during the three and six month periods ended April 30, 2002 was $0.1 and $0.2 million respectively. The Company has adopted SFAS 141 and will adopt SFAS 142 beginning in fiscal year 2003. Management does not anticipate the adoption of SFAS 142 will have a material impact on its financial position or results of operations.

(9) Subsequent Event

On May 17, 2002 the Company entered into an agreement with Fleet Capital Corporation to replace its existing credit facility with Bank of America. The new agreement provides a $38.2 million senior secured credit facility. The facility will be used to refinance existing debt, finance new capital expenditures, and provide ongoing working capital. The agreement provides for a revolving credit facility of $25.0 million and long-term facilities of $13.2 million. The credit facilities bear interest based on a combination of Eurodollar (LIBOR plus 1.75%) and the prime rate. The other terms contained in the new agreement with Fleet Capital Corporation are similar to those in the agreement existing with Bank of America at April 30, 2002.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the "Notes to Consolidated Financial Statements" in the Company's 2001 Form 10-K. The Company evaluates its performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. For the three and six months ended April 30, 2002 and 2001 nonrecurring gains or losses were not incurred and as such have no impact on this analysis. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, with all intercompany sales eliminated in consolidation.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

See "Note 6 to the Consolidated Financial Statements" for quantitative segment information.

RESULTS OF OPERATIONS:

Sales

Sales for the three months ended April 30, 2002 decreased 7% compared to the same period in fiscal 2001. This decrease was principally due to a 26% decrease in unit volume sales of terminal trucks/road construction equipment products, partially offset by a 19% increase in unit volume sales of bus products. The sales increase from bus products principally resulted from increased sales through dealer networks. Additionally, certain customers of the ambulance and bus segments made changes to their production orders late in the second fiscal quarter. As a result, the production of these units could not be completed and the revenue and profit from these orders was not recognized in the quarter ended April 30, 2002. The sales decline in terminal trucks/road construction equipment products primarily resulted from an overall economic decline in the rail, trucking and port sectors of the domestic market. Compared to the same period in fiscal 2001, the average unit selling prices of terminal trucks/road construction equipment, ambulance, and bus products decreased by 11%, 4% and 4%, respectively. Average selling price of terminal trucks/road construction equipment products decreased primarily as a result of changes in product mix. The average selling price of ambulance and bus products decreased principally as a result of competitive price pressure.

Sales for the six months ended April 30, 2002 decreased 7% compared to the same period in fiscal 2001. This decrease was principally due to 28% and 4% decreases in unit volume sales of terminal trucks/road construction equipment products and ambulance products, respectively. These decreases were partially offset by an 18% increase in unit volume sales of bus products. Compared to the same period in fiscal 2001, the average unit selling prices of ambulance, and bus products decreased by 2% and 2%, respectively. The principal reasons for the unit volume and selling price changes for the six months ended April 30, 2002 are the same as discussed in the immediately preceding paragraph.

The Company's consolidated sales backlog at April 30, 2002 was $62.2 million compared to $38.8 million at October 31, 2001 and $67.4 million at April 30, 2001.

Cost of Sales

Cost of sales for the three months ended April 30, 2002 was 89% of sales compared to 87% for the same period in fiscal 2001. The increase in cost of sales as a percent of sales for the three months ended April 30, 2002 was principally due to the impact of fixed overhead costs associated with lower sales volumes of terminal trucks/road construction equipment and competitive selling price pressures of the ambulance products.

Cost of sales for the six months ended April 30, 2002 was 90% of sales compared to 88% for the same period in fiscal 2001. This increase was principally due to the same reasons discussed in the immediately preceding paragraph and the manufacturing overhead associated with lower sales volumes of ambulance products in the first quarter of fiscal 2002.

Selling, General and Administrative Expense

Selling, general and administrative expense, as a percent of sales, for the three months ended April 30, 2002 and 2001 was 9% and 10%, respectively. This decrease principally resulted from a change in the distribution network of ambulance products and was partially offset by a decrease in sales. The dealer network for ambulance products has been expanded and its direct sales force has been reduced.

Selling, general and administrative expense, as a percent of sales, for the six months ended April 30, 2002 and 2001 was 10% and 11%, respectively. This decrease was principally due to the same reasons discussed in the immediately preceding paragraph.

Other Income (Expense)

Other income (expense) decreased for the three months and six months ended April 30, 2002 principally as a result of the Company's decrease in interest expense resulting from a reduction of debt combined with an overall decrease of the Company's effective interest rates.

Net Income (Loss)

The Company's net income for the three months ended April 30, 2002 was $.2 million ($.02 per share-diluted) compared to $.8 million ($.11 per share-diluted) for the same period in fiscal 2001. The decrease in the Company's net income was principally attributable to the impact of lower profit contributions from terminal trucks/road construction equipment and ambulance products.

The Company's net loss for the six months ended April 30, 2002 was $.5 million ($.07 per share-diluted) compared to net income of $.2 million ($.02 per share - diluted) for the comparable period in fiscal 2001. The decrease in net income was principally attributable to the reasons discussed in the immediately preceding paragraph, the repurchase of company common stock in the first quarter of fiscal 2002 and was offset by lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES:

The Company used existing credit lines, internally generated funds and supplier financing to fund its operations and capital expenditures for the six months ended April 30, 2002.

Cash provided by operations was $.1 million for the six months ended April 30, 2002, compared to cash used in operations of $4.0 million for the same period in fiscal 2001. Cash provided by operations principally resulted from depreciation and amortization of $1.7 million, a decrease in prepaid expenses and other current assets of $1.2 million, a decrease in accounts receivable of $.7 million, an increase in accounts payable of $.5 million and was offset by an increase in inventory of $3.4 million and a net loss of $.5 million.

Cash used in investing activities was $1.2 million for the six months ended April 30, 2002 compared to $.8 million for the same period in fiscal 2001. The increase was principally due to higher capital expenditures for the six months ended April 30, 2002.

Cash flow provided by financing activities was $1.0 million for the six months ended April 30, 2002, compared to $4.8 million for the same period in fiscal 2001. This change principally resulted from decreased borrowings to finance working capital needs and was partially offset by an increase in the purchase and retirement of common stock.

Effective November 1, 2000 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities" as amended by (SFAS) No. 137. On July 24, 2001, the Company entered into an interest rate swap agreement in order to limit the effect of increases in the interest rates on $10 million of its floating rate debt. The agreement provides two $5 million swaps running until December 2002, and July 2003. The effect of this agreement was to convert underlying variable-rate debt based on LIBOR to fixed rate debt with an interest rate between 4.42% and 4.65% plus a margin of 175 basis points. This agreement reduces the Company's risk with respect to variable-rate debt. The unrealized loss on the outstanding swaps at April 30, 2002 was $.1 million net of taxes and is included in other comprehensive income (loss).

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

No forward-looking statement can be guaranteed and actual future results may vary materially. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, reliability and timely fulfillment of orders, development of new products, adequate direct labor pools, interest rate fluctuations, various inventory risks due to changes in market conditions, substantial dependence on third parties for product quality, changes in product demand, changes in budgeted funds by Federal, state and local governments, changes in competition, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated in the Company's filings with the Securities and Exchange Commission.

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company's filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any).

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in this disclosure.

PART II - OTHER INFORMATION
Item 1 -	Legal Proceedings
Not applicable

Item 2 -	Changes in Securities
Not applicable

Item 3 -	Defaults on Senior Securities
Not applicable

Item 4 -	Submission of Matters to a Vote of Security-Holders

The Company's 2002 Annual Meeting of Shareholders was held February 22, 2002. Mr. Don L. Collins and Mr. Donald S. Peters were each elected as directors for three-year terms. Mr. Collins received 6,341,023 votes for, 11,210 against and 38,688 abstentions. Mr. Peters received 6,352,681 votes for, 5,381 against and 32,859 abstentions. The other directors whose terms of office continued after the meeting were: Donald Lynn Collins, Arch G. Gothard, and William R. Patterson.

For the fiscal year ending October 31, 2002, the Company also ratified the appointment of its independent public accountants, Arthur Andersen LLP at its 2002 Annual Meeting of Shareholders. Arthur Andersen LLP Received 5,845,018 votes for, 447,795 votes against and 98,108 Abstentions.

Item 5 -	Other Information
Not applicable

Item 6 -	Exhibits and Reports on Form 8-K

Exhibits:
10.1 - Loan and Security Agreement dated as of May 17, 2002, by and between Collins Industries, Inc., and Fleet Capital Corporation.

10.2 - Deferred Compensation Plan dated as of November 27, 2001, between Collins Industries, Inc and Intrust Bank N.A.

Reports on Form 8-K

On May 14, 2002, the Board of Directors of Collins Industries, Inc., upon the recommendation of its Audit Committee, approved dismissal of Arthur Andersen LLP as the Company's independent auditors to serve as the Company's independent auditors for the year ending October 31, 2002. The change is effective May 15, 2002, and was reported under Item 4 of Form 8-K with the Securities and Exchange Commission on May 16, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS INDUSTRIES, INC.
Dated:	June 12, 2002

By
/s/ Larry W. Sayre
Larry W. Sayre, Vice President of Finance and Chief Financial Officer
(Principal Accounting Officer)