Form 10-Q
period 2002-07-31
COLLINS INDUSTRIES INC
filed 2002-09-10
CIK 21759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________
Commission file number	0-12619

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

Yes X No____

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value 7,221,014

Class Outstanding at September 10, 2002

COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

FORM 10-Q

July 31, 2002

INDEX
PART I.	FINANCIAL INFORMATION	PAGE NO.

Item 1.	Financial Statements:

	Consolidated Condensed Balance Sheets
	July 31, 2002 and October 31, 2001	2

	Consolidated Condensed Statements of Income
	Three and Nine Months Ended July 31, 2002 and 2001	3

	Consolidated Condensed Statements of Cash Flow
	Nine Months Ended July 31, 2002 and 2001	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.

	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9

Item 3.

	Quantitative and Qualitative Disclosures About Market Risk	13

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
	2002 .	2001 .

ASSETS
Current assets:
Cash	$ 150,803	$ 192,615
Receivables, trade & other	7,795,438	6,085,501
Inventories, lower of cost (FIFO) or market	37,752,880	35,369,300
Prepaid expenses and other current assets	1,947,357	3,144,129
Total current assets	47,646,478	44,791,545

Property and equipment, at cost	47,575,671	45,892,963
Less: accumulated depreciation	29,087,231	27,384,835
Net property and equipment	18,488,440	18,508,128
Other assets	6,614,179	6,526,771
Total assets	$72,749,097	$69,826,444

LIABILITIES & SHAREHOLDERS' INVESTMENT
Current liabilities:
Current maturities of long-term debt & capitalized leases	$ 1,964,998	$ 2,044,553
Accounts payable	18,318,287	17,530,953
Accrued expenses	6,495,027	6,437,099
Total current liabilities	26,778,312	26,012,605

Long-term debt and capitalized leases	18,205,297	15,123,781

Deferred income tax	959,688	959,688

Shareholders' investment:
Common stock	724,233	729,175
Paid-in capital	17,520,511	17,612,508
Deferred compensation	(1,437,248)	(945,981)
Accumulated other comprehensive income (loss), net	(212,692)	-
Retained earnings	10,210,996	10,334,668
Total shareholders' investment	26,805,800	27,730,370
Total liabilities & shareholders' investment	$72,749,097	$69,826,444

(See accompanying notes)

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2002 .	2001 .	2002 .	2001 .

Sales	$55,520,258	$57,125,886	$142,669,730	$150,643,861
Cost of sales	49,184,982	50,243,361	127,344,499	132,449,051

Gross profit	6,335,276	6,882,525	15,325,231	18,194,810

Selling, general and administrative expenses	4,344,844	4,521,240	13,428,136	14,359,560

Income from operations	1,990,432	2,361,285	1,897,095	3,835,250

Other income (expense):
Interest expense	(380,905)	(508,293)	(1,055,784)	(1,715,335)
Other, net	(301)	2,147	(6,071)	22,597

Income before provision for income taxes	1,609,226	1,855,139	835,240	2,142,512

Provision for income taxes	600,000	705,000	320,000	815,000

Net income	$1,009,226	$1,150,139	$ 515,240	$ 1,327,512

Earnings per share:
Basic	$ .15	$ .17	$ .08	$ .19
Diluted	$ .15	$ .16	$ .08	$ .19

Dividends paid per share	$ .0300	$ .0250	$ .0900	$ .1125

Weighted average common
and common equivilent shares
outstanding:
Basic	6,735,782	6,847,625	6,663,534	6,916,241
Diluted	6,960,127	7,059,035	6,815,276	7,117,526

(See accompanying notes)

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended
	July 31,
	2002 .	2001 .
Cash flow from operations:
Cash received from customers	$140,959,793	$152,737,965
Cash paid to suppliers and employees	(138,788,557)	(150,473,151)
Interest paid	(1,031,503)	(1,755,694)
Income taxes paid	(263,903)	(42,728)

Cash provided by operations	875,830	466,392

Cash flow from investing activities:
Capital expenditures	(1,698,577)	(1,009,972)
Other, net	(31,500)	(67,910)

Cash used in investing activities	(1,730,077)	(1,077,882)

Cash flow from financing activities:
Borrowings of long-term debt	4,204,942	4,574,295
Principal payments of long-term debt
and capitalized leases	(1,644,153)	(2,382,430)
Proceeds from exercise of stock options	142,836	-
Acquisition and retirement of treasury stock	(1,252,279)	(870,000)
Payment of dividends	(638,911)	(795,885)

Cash provided by financing activities	812,435	525,980

Net decrease in cash	(41,812)	(85,510)

Cash at beginning of period	192,615	204,101

Cash at end of period	$ 150,803	$ 118,591

Reconciliation of net income to net cash provided by operations:
Net income	$ 515,240	$ 1,327,512
Depreciation and amortization	2,624,765	2,680,379
(Increase) decrease in receivables	(1,709,937)	2,094,104
Increase in inventories	(2,383,580)	(1,727,808)
Decrease in prepaid expenses and other current assets	1,336,772	952,899
Increase (decrease) in accounts payable and accrued expenses	492,570	(4,862,763)
Other	-	2,069

Cash provided by operations	$ 875,830	$ 466,392

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position at July 31, 2002 and the results of operations for the three and nine months ended July 31, 2002 and 2001, and the cash flows for the nine months ended July 31, 2002 and 2001.

The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three and nine months ended July 31, 2002 be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 31, 2001.

(2) Goodwill

Other assets include unamortized goodwill related to acquisitions in prior years of a bus company and certain assets of a road construction product line. These acquisitions were not material and did not require pro forma disclosures of their operating results. Both acquisitions were accounted for as purchases and the results of their operations have been consolidated with those of the Company since the date of acquisition. Accordingly, other assets include unamortized goodwill related to the bus segment of $3.1 and $3.3 million at July 31, 2002 and 2001, respectively. Other assets also include unamortized goodwill related to the terminal trucks/road construction segment of $2.0 and $2.3 million, at July 31, 2002 and 2001, respectively. The excess cost over the fair value of net assets acquired is being amortized on a straight-line basis over 20 years for the bus segment and 15 years for the terminal trucks/road construction segment. Goodwill amortization reflected in the consolidated statements of income, totaled $85,930 and $83,366 for the three months ended July 31, 2002 and 2001, respectively. Goodwill amortization reflected in the consolidated statements of income, totaled $257,789 and $245,752 for the nine months ended July 31, 2002 and 2001, respectively.

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

(3) Inventories

Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

Major classes of inventories as of July 31, 2002 and October 31, 2001, consisted of the following:

	July 31, 2002	October 31, 2001

Chassis	$ 7,460,971	$ 6,334,882
Raw materials & components	14,020,334	12,163,394
Work-in-process	6,930,719	6,021,652
Finished goods	9,340,856	10,849,372
	$37,752,880	$35,369,300

(4) Earnings per Share

Dilutive securities, consisting of options to purchase the Company's common stock and restricted stock awards included in the calculation of diluted weighted average common shares were 224,345 and 211,410 for the three months ended July 31, 2002 and 2001, respectively. The effect of dilutive stock options and restricted stock awards on weighted average shares outstanding was 151,742 and 201,285 for the nine months ended July 31, 2002 and 2001, respectively.

(5) Contingencies and Litigation

At July 31, 2002, the Company had contingencies and litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position or results of its operations.

(6) Segment Information
	Three Months Ended		Nine Months Ended
(In Thousands)	July 31,		July 31,
	2002 .	2001 .	2002 .	2001 .
Revenues from external customers:
Ambulance	$25,818	$23,337	$ 66,795	$ 67,676
Buses	19,880	21,888	48,693	46,866
Terminal Trucks/Road Construction Equipment	9,822	11,901	27,182	36,102
Consolidated Total	$55,520	$57,126	$142,670	$150,644

Segment pretax profit (loss):
Ambulance	$ 2,349	$ 1,540	$ 3,980	$ 2,704
Buses	40	608	(414)	338
Terminal Trucks/Road Construction Equipment	81	473	360	1,521
Other	(861)	(766)	(3,091)	(2,420)
Consolidated Total	$ 1,609	$ 1,855	$ 835	$ 2,143

	As of
	July 31,	October 31,
	2002 .	2001 .
Segment assets:
Ambulance	$29,020	$26,411
Buses	22,106	22,125
Terminal Trucks/Road Construction Equipment	18,181	16,767
Other	3,442	4,523
Consolidated Total	$72,749	$69,826

(7) Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders' investments that, under generally accepted accounting principles, are excluded from net income. Accumulated other comprehensive income (loss) as of July 31, 2002, includes unrealized losses on interest rate swaps of $352,692, reduced by $140,000 of deferred tax benefit. Comprehensive income for the three and nine months ended July 31, 2002, was $930,004 and $302,548, respectively. There was no other comprehensive income or loss for the three or nine months ended July 31, 2001.

(8) Bank Credit Facility

On May 17, 2002 the Company entered into a new Loan Agreement (the "Agreement") with Fleet Capital Corporation and replaced its credit facility with Bank of America. The Agreement provides a $38.2 million senior secured credit facility and expires May 17, 2005. The facility was partially used to refinance existing debt and will be used to finance future capital expenditures and provide ongoing working capital. The Agreement provides for a revolving credit facility of $25.0 million and long-term facilities of $13.2 million. The credit facilities bear interest based on a combination of Eurodollar (LIBOR plus 1.75%) and the prime rate.

The credit facility is collateralized by receivables, inventories, equipment and certain real property. Under the terms of the Agreement, the Company is required to maintain certain financial ratios and other financial conditions. The Agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales. At July 31, 2002 the Company was in compliance with all loan covenants.

(9) New Accounting Standards

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

The Company's previous business combinations were accounted for using the purchase method. As of July 31, 2002, the net carrying amount of goodwill was $5.1 million. Amortization expense during the three and nine month periods ended July 31, 2002 was $0.1 and $0.3 million respectively. The Company has adopted SFAS 141 and will adopt SFAS 142 beginning in fiscal year 2003. Management does not anticipate the adoption of SFAS 142 will have a material impact on its financial position or results of operations.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the "Notes to Consolidated Financial Statements" in the Company's 2001 Form 10-K. The Company evaluates its performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. For the three and nine months ended July 31, 2002 and 2001 nonrecurring gains or losses were not incurred and as such have no impact on this analysis. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, with all intercompany sales eliminated in consolidation.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

See "Note 6 to the Consolidated Financial Statements" for quantitative segment information.

RESULTS OF OPERATIONS:

Sales

Sales for the three months ended July 31, 2002 decreased 3% compared to the same period in fiscal 2001. This decrease was principally due to 8% and 6% decreases respectively in unit volume sales of bus and terminal trucks/road construction equipment products. These decreases were partially offset by a 40% increase in unit volume sales of ambulance products. The sales increase from ambulance products principally resulted from increased export sales. Additionally, certain customers of the ambulance segment made changes to their production orders late in the second fiscal quarter that were recognized in the third fiscal quarter. The sales decline in bus products principally resulted from reductions in governmental funding and budgetary constraints of school districts. The sales decline in terminal trucks/road construction equipment products primarily resulted from an overall economic decline in the rail, trucking, port and construction sectors of the domestic market. Compared to the same period in fiscal 2001, the average unit selling prices of ambulance, terminal trucks/road construction equipment and bus products decreased by 21%, 12% and 1%, respectively. Average unit selling price of ambulance and terminal trucks/road construction equipment products decreased primarily as a result of changes in product mix.

Sales for the nine months ended July 31, 2002 decreased 5% compared to the same period in fiscal 2001. This decrease was principally due to a 21% decrease in unit volume sales of terminal trucks/road construction equipment products. These decreases were partially offset by 12% and 4% increase in unit volume sales of ambulance products and bus products, respectively. Compared to the same period in fiscal 2001, the average unit selling prices of ambulance, and terminal trucks/road construction equipment decreased by 12%, and 5% respectively. The average selling price for bus products was flat. The principal reasons for the unit volume and selling price changes for the nine months ended July 31, 2002 are principally the same as discussed in the immediately preceding paragraph.

The Company's consolidated sales backlog at July 31, 2002 was $58.0 million compared to $38.8 million at October 31, 2001 and $56.3 million at July 31, 2001.

Cost of Sales

Cost of sales for the three months ended July 31, 2002 was 89% of sales compared to 88% for the same period in fiscal 2001. The increase in cost of sales as a percent of sales for the three months ended July 31, 2002 was principally due to the impact of fixed overhead costs associated with lower sales volumes of bus and terminal trucks/road construction equipment products.

Cost of sales for the nine months ended July 31, 2002 was 90% of sales compared to 88% for the same period in fiscal 2001. This increase was principally due to the same reasons discussed in the immediately preceding paragraph and the manufacturing overhead associated with lower sales volumes of ambulance products in the first quarter of fiscal 2002.

Selling, General and Administrative Expense

Selling, general and administrative expense, as a percent of sales, for the three months ended July 31, 2002 and 2001 was flat at 8%.

Selling, general and administrative expense, as a percent of sales, for the nine months ended July 31, 2002 and 2001 was 8% and 10%, respectively. This decrease is principally from a reduction of retail sales expenses for ambulance products in fiscal 2002 compared to fiscal 2001.

Other Income (Expense)

Other income (expense) decreased for the three months and nine months ended July 31, 2002 principally as a result of the Company's decrease in interest expense resulting from a reduction of debt combined with an overall decrease of the Company's effective interest rates.

Net Income

The Company's net income for the three months ended July 31, 2002 was $1.0 million ($.15 per share-diluted) compared to $1.2 million ($.16 per share-diluted) for the same period in fiscal 2001. The decrease in the Company's net income was principally attributable to lower profits from bus and terminal truck/road construction products. These declines were partially offset by higher sales and profits from ambulance products.

The Company's net income for the nine months ended July 31, 2002 was $.5 million ($.08 per share-diluted) compared to $1.3 million ($.19 per share - diluted) for the same period in fiscal 2001. The decrease in net income was principally attributable to the reasons discussed in the immediately preceding paragraph, the repurchase of company common stock in the first quarter of fiscal 2002 and was offset by lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES:

The Company used existing credit lines, internally generated funds and supplier financing to fund its operations and capital expenditures for the nine months ended July 31, 2002.

Cash provided by operations was $.9 million for the nine months ended July 31, 2002, compared to $.5 million for the same period in fiscal 2001. Cash provided by operations principally resulted from net income of $.5 million, depreciation and amortization of $2.6 million, a decrease in prepaid expenses and other current assets of $1.3 million, and an increase in accounts payable and accrued expenses of $.5 million. These sources of operating cash flows were partially offset by an increase in inventories of $2.4 million and an increase in receivables of $1.7 million.

Cash used in investing activities was $1.7 million for the nine months ended July 31, 2002 compared to $1.1 million for the same period in fiscal 2001. The increase was principally due to higher capital expenditures for the nine months ended July 31, 2002.

Cash flow provided by financing activities was $.8 million for the nine months ended July 31, 2002, compared to $.5 million for the same period in fiscal 2001. This change primarily resulted from decreased principal payments of long-term debt, and was partially offset by a decrease in borrowings to finance working capital needs, and an increase in the purchase and retirement of common stock.

Effective November 1, 2000 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities" as amended by (SFAS) No. 137. On July 24, 2001, the Company entered into an interest rate swap agreement in order to limit the effect of increases in the interest rates on $10 million of its floating rate debt. On May 17, 2002, the Company entered into an interest rate swap agreement in order to limit the effect of increases in the interest rates on an additional $6.8 million of its floating rate debt. The agreements provide two $5 million swaps running until December 2002, and July 2003 and one $6.8 million decreasing swap running until May 2007. The effect of these agreements was to convert underlying variable-rate debt based on LIBOR to fixed rate debt with an interest rate between 4.42% and 4.65% plus a margin of 175 basis points. These agreements reduce the Company's risk with respect to variable-rate debt. The unrealized loss on the outstanding swaps at July 31, 2002 was $.2 million, net of taxes, and is included in other comprehensive income (loss).

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

No forward-looking statement can be guaranteed and actual future results may vary materially. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in competition, changes in product demand, interest rate fluctuations, the availability of chassis, changes in tax and other governmental rules and regulations applicable to the Company, changes in budgeted funds by Federal, state and local governments, substantial dependence on third parties for product quality, adequate direct labor pools, development of new products, various inventory risks due to changes in market conditions, reliability and timely fulfillment of orders and other risks indicated in the Company's filings with the Securities and Exchange Commission.

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company's filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any).

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in these disclosures since filing the October 31, 2001 report on Form 10-K.

PART II - OTHER INFORMATION
Item 1 -	Legal Proceedings
Not applicable

Item 2 -	Changes in Securities
Not applicable

Item 3 -	Defaults on Senior Securities
Not applicable

Item 4 -	Submission of Matters to a Vote of Security-Holders
Not applicable

Item 5 -	Other Information
Not applicable

Item 6 -	Exhibits and Reports on Form 8-K

Exhibits
(99.1) Certification of Periodic Report-CEO (99.2) Certification of Periodic Report-CFO

Reports on Form 8-K

On June 13, 2002, the Board of Directors of Collins

Industries, Inc., upon the recommendation of its Audit Committee,

Approved appointment of KPMG LLP to serve as the

Company's independent auditors for the year ending

October 31, 2002. The change is effective June 13, 2002,

And was reported under Item 4 of Form 8-K filed with

the Securities and Exchange Commission on June 14, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS INDUSTRIES, INC.
Dated:	September 10, 2002

By
/s/ Larry W. Sayre
Larry W. Sayre, Vice President of Finance
and Chief Financial Officer
(Principal Accounting Officer)

CERTIFICATIONS

I, Donald Lynn Collins, certify that:

      I have reviewed this quarterly report on Form 10-Q of Collins Industries, Inc.;
      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]
Date:	September 10, 2002

By
/s/ Donald Lynn Collins
Donald Lynn Collins, President
and Chief Executive Officer

I, Larry W. Sayre, certify that:
    I have reviewed this quarterly report on Form 10-Q of Collins Industries, Inc.;
    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Date:	September 10, 2002

By
/s/ Larry W. Sayre
Larry W. Sayre, Vice President of Finance
and Chief Financial Officer

EXHIBIT 99.1

CERTIFICATION OF PERIODIC REPORT

I, Donald Lynn Collins, Chairman and Chief Executive Officer of Collins Industries, Inc., certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Quarterly Report on Form 10-Q of the Company for the quarterly period ended July 31, 2002 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	September 10, 2002

By
/s/ Donald Lynn Collins
Donald Lynn Collins, President
and Chief Executive Officer

EXHIBIT 99.2

CERTIFICATION OF PERIODIC REPORT

I, Larry W. Sayre, Vice President-Finance and Chief Financial Officer of Collins Industries, Inc., certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Quarterly Report on Form 10-Q of the Company for the quarterly period ended July 31, 2002 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	September 10, 2002

By
/s/ Larry W. Sayre
Larry W. Sayre, Vice President of Finance
and Chief Financial Officer