Form 10-K
period 2002-10-31
COLLINS INDUSTRIES INC
filed 2003-01-21
CIK 21759

Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended October 31, 2002 or

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

Yes x No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark wither the registrant is an accelerated Filer (as defined under rule 12-b of the Act). Yes ___ No x .

The aggregate market value of voting stock held by non-affiliates of the registrant was $ 18,610,258 as of
January 7, 2003

The number of shares of Common Stock outstanding on January 7, 2003 was 7,073,629 .

Documents Incorporated by Reference

The following are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Document: Part of Form 10-K

Proxy Statement for Annual Meeting

of Shareholders on February 28, 2003 _ Part III .

PART I

Item 1. BUSINESS

General Development of Business

Collins Industries, Inc. was founded in 1971 as a manufacturer of small school buses and ambulances built from modified cargo vans. The Company's initial product was the first "Type A" school bus, designed to carry 16 to 20 passengers. Today the Company manufactures specialty vehicles and accessories for various basic service niches of the transportation industry. The Company's products include ambulances, small school buses, shuttle and mid-size commercial buses, terminal trucks, road construction equipment and industrial rental sweepers. From its inception, Collins' stated goal has been to become the largest manufacturer of specialty vehicles in the U.S. The Company has grown primarily through the internal development of new products and the acquisition of complementary product lines.

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

Most Collins products are built to customer specifications from a wide range of options offered by the Company. Collins sells to niche markets which demand manufacturing processes too sophisticated for small job shop assemblers, but do not require the highly automated assembly line operations of mass production vehicle manufacturers. The Company emphasizes specialty engineering and product innovation, and it has introduced new products and product improvements, which include the Moduvan ambulance, the first ambulance of its size with advanced life-support system capability; the Dura-Ride suspension system, the first frame-isolating suspension system for terminal trucks; and the innovation of a larger seating capacity, Type A Super Bantam school bus capable of carrying up to 24 passengers, the largest Type A school bus in the industry.

Description of Business

The Company principally manufactures and markets Specialty Vehicles.

See "Note 8 to the Consolidated Financial Statements" for quantitative segment information.

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

Terminal Trucks / Road Construction Equipment. The Company produces two basic models of terminal trucks at its Longview, Texas facility, the Trailer Jockey and the Yardmaster . Terminal trucks are designed and built to withstand heavy-duty use by moving trailers and containers at warehouses, rail yards, rail terminals and shipping ports. Most terminal trucks manufactured by the Company are built to customer specifications. The Company manufactures the entire truck except for major drivetrain components which are purchased from outside suppliers.

The Company produces three and four wheel sweepers, a full line of articulated four-wheel drive loaders, rough terrain lift trucks, compact loaders and backhoes (road construction equipment). These products are principally sold in both commercial and rental markets through direct sales and distributors throughout the United States. During fiscal 2002, certain operations related to these products were moved to Longview, Texas from Fairview, Oklahoma.

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

Collins intends to continue to improve its manufacturing facilities from time-to-time through the selective upgrading of equipment and the mechanization or automation of appropriate portions of the manufacturing process. In fiscal 2002, both the Florida and Kansas ambulance facilities initiated capital projects to automate production. Substantially all of the costs associated with these projects will be financed from the proceeds of the Industrial Revenue Bonds obtained in fiscal 2002. Management believes the Company's manufacturing facilities are in good condition and are adequate for the purposes for which they currently are used. The capacity of the Company's current facilities, particularly if operated on a multiple shift basis, is adequate to meet current needs and anticipated sales volumes.

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

Seasonality of Business

Historically, a major portion of the Company's net income has been earned in the second and third fiscal quarters ending April 30 and July 31, respectively. The purchasing patterns of school districts are typically strongest in the spring and summer months which accounts for typically stronger sales of small school buses in the quarters ending April 30 and July 31, respectively. Generally, the Company's sales tend to be lower in the fall and winter months due to the purchasing patterns of the Company's customers in general and because purchasing activities are normally lower near the end of the calendar year.

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

Sales Backlog

The sales backlog at October 31, 2002, was approximately $42.2 million compared to $38.8 million at October 31, 2001. In the opinion of management, the majority of this sales backlog will be shipped in fiscal 2003.

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

Competition

The markets for most of the Company's product lines are very competitive, and the Company currently has several direct competitors in most markets. Some of these competitors may have greater relative resources. The Company believes it can compete successfully (i) in the ambulance market on the basis of the quality and price of its products, its design engineering and product innovation capabilities and the strength of the Wheeled Coach brand name, and (ii) in the small school bus market on the basis of its product price and quality and favorable recognition of the Collins Bus and Mid Bus brand names, and (iii) in the terminal truck and road construction equipment market for sweepers on the strength of its Waldon and Lay-Mor brand names, product quality, price and distribution networks. The Company primarily competes in the terminal truck market with one larger domestic competitor, Ottawa Truck, which is owned by Kalmar Industries. Kalmar has international distribution channels and may have greater relative resources than the Company. The Company believes it can compete successfully in this market on the basis of its Capacity brand name, price, product quality and customer demand for its exclusive Dura-Ride suspension system.

Research and Development Costs
	2002	2001	2000
Research and Development Expenses	$198,814	$166,763	$156,475

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

Export Sales

See "Note 8 to the Consolidated Financial Statements".

Item 2. PROPERTIES

The following table sets forth certain information with respect to the Company's manufacturing and office facilities. The Company owns all properties listed below in fee simple, except as otherwise noted.

Location	Use	Approximate Size (sq ft)

Hutchinson, Kansas (1)	Corporate headquarters	5,000

Hutchinson, Kansas (1),(2)	Ambulance production; Office space	216,000

South Hutchinson, Kansas(1),(3)	Small school bus and commercial bus production; Office space	247,000

Orlando, Florida (1),(4)	Ambulance production; Office space	311,000

Longview, Texas (5)	Terminal truck/road construction equipment production; chassis production; Office space	180,000

Mansfield, Texas (1)	Ambulance sales, service and distribution center	25,000

Fairview, Oklahoma (1)	Road construction equipment fabrication and assembly; Office space	74,000

Bluffton, Ohio (6)	Small school bus and commercial bus production; Office space	186,000

(1) This property is pledged as collateral to secure payment of the Company's debt obligations. See "Note 2 to Consolidated

Financial Statements."

(2) This facility and certain related equipment are financed by industrial revenue bonds in the original principal amount of

$2,000,000 in 2002 issued by Reno County, Kansas under lease purchase agreements.

(3) This facility and certain related equipment are financed by industrial revenue bonds in the original principal amounts of

$1,250,000 in 1999 and $3,500,000 in 1997 issued by the City of South Hutchinson under lease purchase agreements.

(4) Certain related equipment is financed by industrial revenue bonds in the original principal amount of

$2,000,000 in 2002 issued by Orange County, Florida Industrial Development Authority under lease purchase agreements.

(5) This facility and certain related equipment are financed by industrial revenue bonds in the original principal amount of $4,200,000 in 1999 issued by the Longview Industrial Corporation, Longview, Texas.

(6) This property is leased until December 31, 2004, with an option to renew for two additional five year terms or purchase after January 1, 2005.

The Company leases several facilities throughout the U.S. for the sale and distribution of ambulances. Although the Company evaluates opportunities to acquire additional properties at favorable prices as they arise, it believes that its facilities are well maintained and will be adequate to serve its needs in the foreseeable future. Certain Company facilities have room to expand in existing buildings and others have land upon which additional buildings can be constructed.

Item 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of its property is subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2002.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

Collins Industries, Inc. common stock is quoted on the Nasdaq Stock Market under the symbol COLL. The following table sets forth the high and low sales prices per share of the common stock as reported by the Nasdaq Stock Market. The Company's common stock had 528 shareholders of record at October 31, 2002.

FISCAL 2002

			Volume
Quarter	High	Low	(000s)
First	$ 4.00	$ 2.85	265
Second	5.60	3.50	398
Third	5.25	4.04	454
Fourth	4.10	2.50	229

FISCAL 2001

			Volume
Quarter	High	Low	(000s)
First	$ 4.25	$ 2.75	838
Second	3.75	2.56	431
Third	4.22	2.71	186
Fourth	4.52	2.84	408

During the period covered by this Report, the Company did not sell any equity securities that were not registered under the Securities Act.

During the fiscal year ended October 31, 2002 and 2001, the Company paid cash dividends of $0.12 and $0.1425 per share, respectively.

Item 6. SELECTED FINANCIAL DATA

Operating History

(In thousands except share and per-share data)
Fiscal years ended October 31,	2002	2001	2000 (a)	1999(b)	1998
Sales	$ 200,839	$ 207,653	$ 220,912	$ 196,398	$ 156,445
Cost of sales	178,114	182,317	192,621	165,978	134,427
Gross profit	22,725	25,336	28,291	30,420	22,018
Selling, general and administrative
(includes research & development)	18,366	19,625	20,725	20,046	16,124
Income from operations	4,359	5,711	7,566	10,374	5,894
Other income (expenses):
Interest, net	(1,527)	(2,056)	(1,743)	(1,820)	(1,400)
Other, net	26	27	125	316	243
Income before provision for income taxes	2,858	3,682	5,948	8,870	4,737
Provision for income taxes	1,110	1,300	1,790	3,460	1,710
Net income	$ 1,748	$ 2,382	$ 4,158	$ 5,410	$ 3,027
Earnings per share-diluted:
Net income	$ .26	$ .33	$ .55	$ .72	$ .39
Dividends per share	$ .1200	$ .1425	$ .1800	$ .1000	$ .2300
Weighted average shares outstanding - Diluted	6,854,222	7,131,734	7,574,915	7,551,247	7,668,543
Depreciation and amortization	$ 3,506	$ 3,525	$ 3,099	$ 2,568	$ 1,795

Financial Position

(In thousands, except share and per-share data)
As of October 31,	2002	2001	2000 (a)	1999(b)	1998

Current assets	$ 47,975	$ 44,792	$ 54,871	$ 43,359	$ 31,747
Current liabilities	28,555	26,013	34,719	26,658	16,072
Working capital	19,420	18,779	20,152	16,702	15,675
Total assets	76,602	69,826	81,022	66,979	49,076
Long-term debt and capitalized leases (less current maturities)	19,396	15,124	19,016	15,803	12,733
Shareholders' investment	27,536	27,730	26,673	23,960	20,271
Book value per share	3.87	3.80	3.59	3.21	2.73

Financial Comparisons
Fiscal years ended October 31,	2002	2001	2000 (a)	1999(b)	1998

Gross profit margin	11.3%	12.2%	12.8%	15.5%	14.0%
Net profit margin	0.9%	1.1%	1.9%	2.8%	1.9%
Selling, general and administrative (including R&D) as percent of sales	9.1%	9.5%	9.4%	10.2%	10.3%
Current ratio	1.7:1	1.7:1	1.6:1	1.6:1	2.0:1
Long-term debt and capitalized leases
to shareholders' investment	0.7:1	0.5:1	0.7:1	0.7:1	0.6:1
Manufacturing space (000's square feet)	1,108	1,108	1,108	1,014	988
Common stock repurchased	$ 1,749	$ 908	$ 539	$ 1,261	$ 974
Capital expenditures	$ 3,004	$ 1,687	$ 1,763	$ 3,140	$ 5,958
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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the "Notes to Consolidated Financial Statements." The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. For the fiscal years ended October 31, 2002, 2001 and 2000 nonrecurring gains or losses were not incurred and as such have no impact on this analysis.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, with all intercompany sales eliminated in consolidation.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

See "Note 8 to the Consolidated Financial Statements" for quantitative segment information.

RESULTS OF OPERATIONS

Fiscal 2002 Compared to Fiscal 2001. Sales for fiscal 2002 declined 3.3% to $200.8 million compared to $207.7 million in fiscal 2001. This decrease was principally due to a 13.3% decrease in unit volume sales of terminal truck/road construction products. Sales of terminal truck/road construction products declined primarily as a result of an overall decline in the economy with slowing of orders for purchases of new equipment by trucking, warehousing, domestic shipping and road construction industries. Unit volume sales of ambulance products increased 12.8% in fiscal 2002 compared to 2001. This increase was principally due to higher export sales of ambulances in fiscal 2002. Unit volume sales of bus products in fiscal 2002 were approximately the same as in fiscal 2001.

Average unit selling prices of terminal truck/road construction products decreased 1.5% in fiscal 2002 compared to fiscal 2001. This decrease principally resulted from higher competitive price discounts granted in 2002. Ambulance products selling prices decreased 11.7% in fiscal 2002 compared to fiscal 2001. These decreases principally resulted from the impact of a greater number of customer furnished chassis in 2002 compared to 2001. The average unit price of bus products increased by less than 1% in fiscal 2002.

At October 31, 2002, the Company's consolidated sales backlog was $42.2 million compared to $38.8 million at October 31, 2001. The Company believes a majority of its consolidated sales backlog will be shipped in fiscal 2003.

Cost of sales for fiscal 2002 was 88.7% of sales compared to 87.8% of sales in fiscal 2001. The overall percentage increase was principally due to sales discounts, higher raw material costs and higher manufacturing overhead costs related to employee health insurance expense, workers compensation and general liability insurance.

Selling, general and administrative expenses for fiscal 2002 were $18.2 million (9.0% of sales) compared to $19.5 million (9.3% of sales) in fiscal 2001. This decrease principally resulted from lower corporate expenses, lower selling costs associated with terminal truck/road construction product sales and the impact of changes in the distribution network and sales mix of ambulance products.

Interest expense decreased in fiscal 2002 principally as a result an overall decrease of the Company's effective interest rates.

Income tax expense in fiscal 2002 was $1.1 million compared to $1.3 million in fiscal 2001. Income tax expense as a percentage of pretax income was 39% in fiscal 2002 compared to 35% in fiscal 2001. Income tax expense as a percent of pretax income increased principally as a result of higher state income taxes and non-deductible expenses.

The Company's net income in fiscal 2002 decreased to $1.7 million ($.26 per share-diluted) compared to $2.4 million ($.33 per share-diluted) in fiscal 2001. This decrease was principally due to declines in terminal truck/road construction products sales and profits, lower profit contributions from bus products and higher effective income tax rates in fiscal 2002. These decreases were partially offset by the impact of higher profit contributions from ambulances and lower interest costs.

Fiscal 2001 Compared to Fiscal 2000. Sales for fiscal 2001 declined 6.0% to $207.7 million compared to $220.9 million in fiscal 2000. This decrease was principally due to a 20.3% and 13.5% decrease in unit volume sales of terminal truck/road construction products and bus products, respectively. Sales of terminal truck/road construction products declined primarily as a result of an overall decline in the economy with slowing of orders for purchases of new equipment by trucking and warehouse industries. There were several factors contributing to bus sales decline for fiscal 2001. These factors included lower school bus orders for winter production and in the second quarter of fiscal 2001 the Company experienced some chassis delays due to winter plant shutdowns at both Ford Motor Company and General Motors. This decrease was partially offset by the impact of road construction products, a component acquired in September of 2000.

Average terminal truck/road construction product unit selling prices increased 3.2% in fiscal 2001 compared to fiscal 2000, and principally resulted from increased international sales. Ambulance products selling prices decreased 2.3% in fiscal 2001 compared to fiscal 2000 and principally resulted from competitive discounts.

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

The Company's net income in fiscal 2001 decreased to $2.4 million ($.33 per share-diluted) compared to $4.2 million ($.55 per share-diluted) in fiscal 2000. This decrease was principally due to decreases in terminal truck/road construction product and bus product sales, and higher income tax rates in fiscal 2001. These decreases were partially offset by the impact of road construction products, higher profit from ambulances and lower corporate expenses.

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

Cash provided by operations was $4.7 million in fiscal 2002 compared to $8.7 million in fiscal 2001. Principal sources of the cash provided by operations in fiscal 2002 were from Company profits and increases of accounts payable. These sources of cash from operations were offset by increases in receivables principally associated with exports sales of terminal trucks in October of 2002.

Cash provided by operations was $8.7 million in fiscal 2001 compared to $6.6 million in fiscal 2000. Principal sources of the cash provided by operations in fiscal 2001 were from Company profits and reduction of receivables and inventories and an increase of accrued expenses. These sources of cash from operations were offset by decrease in accounts payable.

Cash used in investing activities was $3.0 million in fiscal 2002 compared to $1.8 million in fiscal 2001. In fiscal 2002, the principal use of cash for investing purposes was for capital expenditures related to automation projects in the ambulance and bus facilities.

Cash used in investing activities was $1.8 million in fiscal 2001 compared to $9.7 million in fiscal 2000. In fiscal 2001, the principal use of cash for investing purposes was capital expenditures related to the Company's expansion of its ambulance sales facility in Orlando, Florida, and relocation of corporate personnel and data processing equipment in Hutchinson, Kansas.

Cash used by financing activities was $1.5 million in fiscal 2002 compared to $6.9 million in fiscal 2001. In fiscal 2002, the principal sources of cash from financing activities related to two new Industrial Revenue Bonds aggregating $4.0 million, $.6 million borrowed against Industrial Revenue Bonds issued prior to fiscal 2002 and $1.2 million in additional debt related to refinancing revolving and term debt credit lines. These new sources of cash from financing activities were partially offset by the Company's repayment of debt of $2.1 million, unexpended IRB bond proceeds of $2.7 million, the repurchase and retirement of common stock of $1.6 million and the payment of cash dividends of $.9 million. At October 31, 2002, cash balances included restricted funds of $2.7 million related to the unused proceeds from the new Industrial Revenue Bonds issued in fiscal 2002.

Cash used in financing activities was $6.9 million in fiscal 2001 compared to cash provided by financing activities of $3.0 million in fiscal 2000. In fiscal 2001, the Company used cash of $6.4 million to reduce other long-term debt, $.9 million to purchase and retire common stock, $1.0 million to pay cash dividends and made additional long-term borrowings of $1.4 million.

On May 17, 2002 the Company entered into a Loan and Security Agreement, (the "Agreement"), with Fleet Capital Corporation, a Rhode Island Corporation (the "Bank"). The Agreement provides a total credit facility of $38.2 million consisting of a revolving credit facility of $25.0 million and a long-term credit facilities of $13.2 million. This Agreement expires May 17, 2005. The credit facilities bear interest based on a combination of Eurodollar (LIBOR plus 1.75%) and the Bank's prime lending rate (4.50% at October 31, 2002). The revolving credit facility also provides for a maximum of $2.5 million in letters of credit, of which $1.3 million were outstanding at October 31, 2002. The total amount of unused revolving credit available to the Company was $17.8 million at October 31, 2002.

The Company believes that its cash flows from operations, its credit facility with its lead bank and unused funds restricted for future capital expenditures will be sufficient to satisfy its future working capital, capital expenditure requirements and anticipated dividends. See "Note 2 to the Consolidated Financial Statements" for quantitative information.

It is customary practice for companies in the specialty vehicle industry to enter into repurchase agreements with financing institutions to provide floor plan financing for dealers. In the event of a dealer default, these agreements generally require the repurchase of products at the original invoice price net of certain adjustments. The risk of loss under the agreements is limited to the risk that market prices for these products may decline between the time of delivery to the dealer and time of repurchase by the Company. The risk is spread over numerous dealers and the Company has not incurred significant losses under these agreements. In the opinion of management, any future losses under these agreements will not have a material adverse effect on the Company's financial position or results of operations. The Company's repurchase obligation under these agreements is limited to vehicles which are in new condition and as to which the dealer still holds title. The Company's contingent obligation under such agreements was approximately $1,749,000 at October 31, 2002.

CRITICAL ACCOUNTING PRINCIPLES AND ESTIMATES

The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that of our critical accounting policies, the following may involve a higher degree of judgments, estimates, and complexity:

Inventories

The Company values its inventories at the lower of cost or market. The Company has chosen the first-in, first-out (FIFO) cost method for valuing its inventories. The effect of the FIFO method is to value ending inventories on the balance sheet at their approximate current or most recent cost. The market values for finished goods inventories are determined based on recent selling prices.

Impairment of Long-Lived Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. Goodwill will no longer be amortized over future periods, but will be assessed for impairment at least annually using a fair value test. The Company will adopt this new standard on November 1, 2002.

As of November 1, 2002, the Company tested for impairment the bus and terminal truck/road construction business segments using the discounted cash flow approach and determined that the fair values for each of these segments exceeded the related carrying values. On an on-going basis, and absent any impairment indicators, the Company will conduct similar tests and record any impairment loss. Management believes that the estimates of future cash flows and fair values are reasonable; however, changes in estimates of such cash flows and fair value could affect the valuations.

Insurance Reserves

Generally, the Company is self-insured for workers' compensation for certain subsidiaries and for all group medical insurance. Under these plans, liabilities are recognized for claims incurred (including claims incurred but not reported) and changes in the reserves. At the time a workers' compensation claim is filed, a liability is estimated to settle the claim. The liability for workers' compensation claims is determined based on management's estimates of the nature and severity of the claims and based on analysis provided by third party administrators and by various state statutes and reserve requirements. Since the liability is an estimate, the ultimate liability may be more or less than reported. If previously established accruals are required to be adjusted, such amounts are included in cost of sales. Group medical reserves are funded through a Trust and are estimated using historical claims' experience.

Due to the nature of the Company's products, the Company is subject to product liability claims in the normal course of business. To the extent permitted under applicable law, the Company maintains insurance to reduce or eliminate risk to the Company. This insurance coverage includes self-insured retentions that vary each year.

The Company maintains excess liability insurance with outside insurance carriers to minimize its risks related to catastrophic claims in excess of all self-insured positions. Any material change in the aforementioned factors could have an adverse impact on our operating results.

Warranties

The Company's products generally carry explicit product warranties that extend from several months to more than a year, based on terms that are generally accepted in the marketplace. Certain components included in the Company's end products (such as chassis, engines, axles, transmissions, tires, etc.) may include manufacturers' warranties. These manufacturers' warranties are generally passed on to the end customer of the Company's products and the customer generally deals directly with the applicable component manufacturer. The Company records provisions for estimated warranty and other related costs at the time of sale based on historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue may arise which is beyond the scope of the Company's historical experience. The Company provides for any such warranty issues as they become known and estimable. It is reasonably possible that from time to time additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company's historical experience.

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

PRINCIPAL CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company's contractual obligations and other commercial commitments are summarized below and fully disclosed in Notes 2 and 7 in Note to Consolidated Financial Statements:

	Payments due by period (in millions)
		Less than			After 5
	Total	1 year	1-3 years	4-5 years	years

Contractual Cash Obligations
Long-term debt	$ 12.552	$ 1.000	$ 11.552	$ -	$ -
Capital lease obligations	8.982	1.138	2.400	2.467	2.977
Operating leases	1.918	0.647	0.839	0.388	0.044
Purchase obligations	8.089	8.089	-	-	-
Chassis contingent obligations	15.078	15.078	-	-	-

Total contractual cash obligations	$ 46.619	$ 25.952	$ 14.791	$ 2.855	$ 3.021

Other Commercial Commitments
Lines of credit	$ -	$ -	$ -	$ -	$ -
Standby letters of credit	3.560	3.560	-	-	-
Standby repurchase commitments	1.749	1.749	-	-	-
Other commercial commitments	-	-	-	-	-

Total commercial commitments	$ 5.309	$ 5.309	$ -	$ -	$ -

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS 142 eliminates further amortization on goodwill, and requires impairment of goodwill and intangible assets be assessed annually, with valuation write-downs, if any, reflected in the financial statements. Under current operations, adoption of SFAS 142 is not expected to have a material impact on the Company's results of operations or financial position. SFAS 142 will be effective for the Company's fiscal year ending October 31, 2003.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. Under current operations, adoption of SFAS 143 is not expected to have a material impact on the Company's results of operations or financial position. SFAS 143 will be effective for the Company's fiscal year ending October 31, 2003.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 slightly changes and clarifies the accounting for long-lived assets. Under current operations, adoption of SFAS 144 is not expected to have a material impact on the Company's results of operations or financial position. SFAS 144 will be effective for the Company's fiscal year ending October 31, 2003.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 changes the accounting for costs associated with exit or disposal activities. Under current operations, adoption of SFAS 146 is not expected to have a material impact on the Company's results of operations or financial position. SFAS 146 will be effective for the Company's fiscal year ending October 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. Under current operations, adoption of FIN 45 is not expected to have a material impact on the Company's results of operations or financial position. FIN 45 will be effective for the Company's fiscal year ending October 31, 2003.

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

No forward-looking statement can be guaranteed and actual future results may vary materially. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including without limitation, changes in funds budgeted by Federal, state and local governments, changes in competition, various inventory risks due to changes in market conditions, changes in product demand, substantial dependence on third parties for product quality, the availability of key raw materials, components and chassis, interest rate fluctuations, adequate direct labor pools, development of new products, changes in tax and other governmental rules and regulations applicable to the Company, reliability and timely fulfillment of orders and other risks indicated in the Company's filings with the Securities and Exchange Commission.

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

The Company uses derivative financial instruments to reduce exposure to its variable rate debt. On July 24, 2001 and on July 5, 2002, the Company entered into interest rate swap agreements to limit the effect of increases in the interest rates on $10.0 million of its floating debt. The agreements provide two $5 million swaps through January 2003 and July 2003. On July 5, 2002, the Company entered into an interest rate $6.8 million declining balance swap agreement to limit the effect of increases in the interest rates on its floating rate term debt through May 2005. The effect of these agreements is to convert underlying variable-rate debt based on LIBOR to fixed rate debt with an interest rate between 4.42% and 4.65% plus a margin of 175 basis points. These agreements reduce the Company's risk with respect to variable-rate debt. Fair value of these swaps at October 31, 2002 was $16.4 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the years ended October 31,

	2002	2001	2000

Sales	$200,839,393	$207,653,284	$220,911,785
Cost of sales	178,114,150	182,317,488	192,620,891
Gross profit	22,725,243	25,335,796	28,290,894

Selling, general and administrative expenses	18,167,038	19,457,978	20,568,277
Research and development expenses	198,814	166,763	156,475

Income from operations	4,359,391	5,711,055	7,566,142

Other income (expense):
Interest, net	(1,527,592)	(2,055,886)	(1,742,739)
Other, net	26,034	26,858	125,027
	(1,501,558)	(2,029,028)	(1,617,712)

Income before provision for income taxes	2,857,833	3,682,027	5,948,430

Provision for income taxes	1,110,000	1,300,000	1,790,000

Net income	$ 1,747,833	$ 2,382,027	$ 4,158,430

Other comprehensive income, net of tax:
Unrealized loss on interest rate swap
agreement	(244,918)	-	-

Comprehensive income	$ 1,502,915	$ 2,382,027	$ 4,158,430

Earnings per share:
Basic	$.26	$.35	$.58

Diluted	$.26	$.33	$.55

Dividends per share	$0.1200	$0.1425	$0.1800

The accompanying notes are an integral part of these consolidated statements.

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

October 31,

ASSETS	2002	2001
Current assets:
Cash	$ 384,514	$ 192,615
Receivables	8,982,854	6,085,501
Inventories	35,724,808	35,369,300
Prepaid expenses and other current assets	2,883,130	3,144,129
Total current assets	47,975,306	44,791,545

Restricted cash	2,748,970	-

Property and equipment, at cost:
Land and improvements	2,902,933	2,901,401
Buildings and improvements	19,432,685	18,992,918
Machinery and equipment	22,065,315	20,012,966
Office furniture and fixtures	4,479,740	3,985,678
	48,880,673	45,892,963
Less - accumulated depreciation	29,653,262	27,384,835
	19,227,411	18,508,128
Other assets	6,650,054	6,526,771
	$76,601,741	$69,826,444

LIABILITIES & SHAREHOLDERS' INVESTMENT
Current liabilities:
Current maturities of long-term debt and capitalized leases	$ 2,137,915	$ 2,044,553
Controlled disbursements	5,287,090	4,913,696
Accounts payable	14,385,933	12,617,257
Accrued expenses and other current liabilities	6,743,702	6,437,099
Total current liabilities	28,554,640	26,012,605

Long-term debt and capitalized leases	19,395,723	15,123,781

Deferred income taxes	1,115,336	959,688

Shareholders' investment:
Preferred stock, $.10 par value
Authorized - 750,000 shares
Outstanding - No shares outstanding
Capital stock, $.10 par value
Authorized - 3,000,000 shares
Outstanding - No shares outstanding
Common stock, $.10 par value
Authorized - 17,000,000 shares
Issued and outstanding - 7,115,629 shares in 2002 and 7,291,755 shares in 2001	711,563	729,175
Paid-in capital	17,110,446	17,612,508
Deferred compensation	(1,267,992)	(945,981)
Accumulated other comprehensive income (loss), net	(244,918)	-
Retained earnings	11,226,943	10,334,668

Total shareholders' investment	27,536,042	27,730,370
	$76,601,741	$69,826,444

The accompanying notes are an integral part of these consolidated balance sheets.

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended October 31,

	2002	2001	2000
Cash flow from operations:
Cash received from customers	$197,942,040	$211,773,952	$218,576,230
Cash paid to suppliers and employees	(191,276,791)	(200,474,336)	(207,842,808)
Interest paid, net	(1,563,990)	(2,098,523)	(1,700,879)
Income taxes paid	(406,650)	(542,250)	(2,439,176)
Cash provided by operations	4,694,609	8,658,843	6,593,367

Cash flow from investing activities:
Capital expenditures and acquisitions	(3,003,579)	(1,667,382)	(9,591,116)
Expenditures for other assets	(43,560)	(137,420)	(119,690)
Cash used in investing activities	(3,047,139)	(1,804,802)	(9,710,806)

Cash flow from financing activities:
Principal payments of long-term debt and
capitalized leases	(2,062,485)	(6,370,175)	(1,539,372)
Addition to long-term debt and capitalized leases	5,817,348	1,434,847	6,379,522
Changes in restricted unexpended IRB cash	(2,748,970)	-	-
Purchase of common stock and other
capital transactions	(1,605,906)	(908,231)	(527,166)
Payment of dividends	(855,558)	(1,021,968)	(1,336,392)
Cash provided by (used in) financing activities	(1,455,571)	(6,865,527)	2,976,592

Net increase (decrease) in cash	191,899	(11,486)	(140,847)
Cash at beginning of year	192,615	204,101	344,948

Cash at end of year	$ 384,514	$ 192,615	$ 204,101

Reconciliation of net income to net
cash provided by operations:
Net income	$ 1,747,833	$ 2,382,027	$ 4,158,430
Depreciation and amortization	3,505,504	3,525,087	3,098,615
Deferred income taxes	205,000	344,766	57,754
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in receivables	(2,897,353)	4,120,668	(2,335,555)
Decrease (increase) in inventories	(355,508)	6,041,490	(2,444,572)
Increase (decrease) in prepaid expenses	361,648	(94,350)	(548,763)
Increase (decrease) in controlled disbursements	373,394	83,718	527,307
Increase (decrease) in accounts payable	1,768,676	(8,164,148)	4,131,489
Increase (decrease) in accrued expenses	(14,585)	417,616	(181,171)
Other, net	-	1,969	129,833
Cash provided by operations	$ 4,694,609	$ 8,658,843	$ 6,593,367

The accompanying notes are an integral part of these consolidated statements.

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

For the years ended October 31,

	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Other

Balance October 31, 1999	7,465,406	$746,541	$18,094,900	$6,152,571	($1,033,521)

Stock issued under stock
option plans	9,540	954	11,305	-	-
Issuance of restricted stock awards, net	101,222	10,122	444,878	-	(455,000)
Amortization of restricted
stock awards	-	-	-	-	417,352
Net income	-	-	-	4,158,430	-
Cash dividends paid	-	-	-	(1,336,392)	-
Purchase and retirement of treasury stock	(151,713)	(15,171)	(524,253)	-	-

Balance October 31, 2000	7,424,455	742,446	18,026,830	8,974,609	(1,071,169)

Issuance of restricted stock awards, net	132,000	13,200	467,438	-	(480,638)
Amortization of restricted
stock awards	-	-	-	-	605,826
Net income	-	-	-	2,382,027	-
Cash dividends paid	-	-	-	(1,021,968)	-
Purchase and retirement of treasury stock	(264,700)	(26,471)	(881,760)	-	-

Balance October 31, 2001	7,291,755	729,175	17,612,508	10,334,668	(945,981)

Stock issued under stock
option plans	76,000	7,600	135,236	-	-
Issuance of restricted stock awards, net	202,500	20,250	992,250	-	(1,012,500)
Amortization of restricted
stock awards	-	-	-	-	690,489
Net income	-	-	-	1,747,833	-
Other comprehensive income (loss) (net of taxes)	-	-	-	-	(244,918)
Cash dividends paid	-	-	-	(855,558)	-
Tax benefit from NQSO options exercised	-	-	73,731	-	-
Purchase and retirement of treasury stock	(454,626)	(45,462)	(1,703,279)	-	-

Balance October 31, 2002	7,115,629	$711,563	$17,110,446	$11,226,943	($1,512,910)

The accompanying notes are an integral part of these consolidated statements.

Collins Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three years ended October 31, 2002

(1) Summary of Significant Accounting Policies

(a) Consolidation and Operations - The consolidated financial statements include the accounts of Collins Industries, Inc. (the Company) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company primarily operates in the bus, ambulance, and terminal truck/road construction equipment segments. Manufacturing activities are carried on solely in the United States. However, the Company does market its products in other countries. Revenues derived from export sales to unaffiliated customers were less than 10% of consolidated sales in fiscal 2002, 2001 and 2000.

(b) Cash and Cash Management - Cash includes checking accounts, funds invested in overnight and other short-term, interest-bearing accounts of three months or less.

The Company maintains controlled disbursement accounts with its lead bank under an arrangement whereby all cash receipts and checks are centralized and presented to the bank daily. All deposits are applied directly against the Company's revolving credit line and all checks presented for payment in the controlled disbursement accounts are funded through daily borrowings under the Company's revolving credit facility. At October 31, 2002 and 2001 accounts payable included outstanding checks drawn on controlled disbursement accounts of $5,287,090 and $4,913,696, respectively.

(c) Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. Major classes of inventories which include material, labor, and manufacturing overhead required in production of Company products consisted of the following:

	2002	2001
Chassis	$ 7,434,486	$ 6,334,882
Raw materials & components	14,122,413	12,163,394
Work-in-process	6,156,230	6,021,652
Finished goods	8,011,679	10,849,372
	$35,724,808	$35,369,300

(d) Depreciation and Maintenance - Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives of property are as follows:

Land improvements	10 to 20 years
Buildings and improvements	10 to 30 years
Machinery and equipment	3 to 15 years
Office furniture and fixtures	3 to 10 years
23

Maintenance and repairs are charged to expense as incurred. The cost of additions and betterments are capitalized. The cost and related depreciation of property retired or sold are removed from the applicable accounts and any gain or loss is taken into income.

(e) Goodwill - In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. Goodwill will no longer be amortized over future periods, but will be assessed for impairment at least annually using a fair value test. The Company will adopt this new standard on November 1, 2002.

As of November 1, 2002, the Company tested for impairment the bus and terminal truck/road construction business segments using the discounted cash flow approach and determined that the fair values for each of these segments exceeded the related carrying values. On an on-going basis, and absent any impairment indicators, the Company will conduct similar tests and record any impairment loss.

At October 31, 2002 the Company's goodwill related to the bus and terminal truck/road construction segments was $3.0 million and $2.0 million, respectively. Goodwill amortization charged against fiscal 2002 earnings was $283,000, net of tax ($.04 per share). The effect on future net income of not amortizing these costs is anticipated to be approximately $280,000 ($.04 per share) for each of the next five years starting in fiscal 2003.

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

The following is a reconciliation of shares used to calculate basic and diluted earnings per share:

	2002	2001	2000
Average shares outstanding - basic	6,681,140	6,890,965	7,213,825
Effect of potentially dilutive stock options and restricted stock	173,082	240,769	361,090
Average shares outstanding - diluted	6,854,222	7,131,734	7,574,915

(2) Long-term Debt and Capitalized Leases

Long-term debt and capitalized leases at October 31, 2002 and 2001 consist of the following:

	2002	2001
Bank credit facility:
Revolving credit borrowings	$ 6,052,343	$ 9,030,693
Term Loan A Quarterly principal payments of $250,000	6,500,000	935,000
Term Loan B	-	856,509
Term Loan C	-	842,932
Capitalized leases:
City of South Hutchinson, Kansas, 4.75%-5.80%
Annual principal and sinking fund payments range
From $351,000 in 2003 to $323,000 in 2007	1,833,612	2,186,945
City of South Hutchinson, Kansas, 4.80%-5.90%
Annual principal and sinking fund payments range
From $116,000 in 2003 to $150,000 in 2009	925,138	572,180
Longview Industrial Corporation, Longview, Texas
Variable Rate Demand Revenue Bonds -
Annual principal and sinking fund payments range
From $350,000 in 2003 to $200,000 in 2009	2,289,212	2,744,075
Orange County Industrial Development Authority
Orlando, Florida, 5.50%
Annual principal and sinking fund payments range
From $160,000 in 2003 to $250,000 in 2012	2,000,000	-
Reno County, Kansas, 4.60%-5.50%
Annual principal and sinking fund payments range
From $161,000 in 2003 to $250,000 in 2012	1,933,333	-
	21,533,638	17,168,334
Less - current maturities	2,137,915	2,044,553
	$19,395,723	$15,123,781

On May 17, 2002 the Company entered into a Loan and Security Agreement, (the "Agreement"), with Fleet Capital Corporation, a Rhode Island Corporation (the "Bank").

The Agreement provides a total credit facility of $38.2 million consisting of a revolving credit facility of $25.0 million and a long-term credit facilities of $13.2 million. This Agreement expires May 17, 2005. The credit facilities bear interest based on a combination of Eurodollar (LIBOR plus 1.75%) and the Bank's prime lending rate (4.50% at October 31, 2002). The revolving credit facility also provides for a maximum of $2.5 million in letters of credit, of which $1.3 million were outstanding at October 31, 2002. The total amount of unused revolving credit available to the Company was $17.8 million at October 31, 2002.

The credit facility is collateralized by receivables, inventories, equipment and certain real property. Under the terms of the Agreement, the Company is required to maintain certain financial ratios and other financial conditions. The Agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. At October 31, 2002 and 2001, the Company was in compliance with all loan covenants.

Certain of the Company's manufacturing facilities were financed from the proceeds of industrial revenue bonds. Lease purchase agreements with the respective cities provide that the Company may purchase the manufacturing facilities at any time during the lease terms by paying the outstanding principal amount of the bonds plus a nominal amount. At October 31, 2002, the net book value of manufacturing facilities subject to these lease purchase agreements was approximately $6.6 million. At October 31, 2002 the Company's assets included $2.7 million in unexpended cash proceeds from Industrial Revenue Bonds issued in 2002.

The carrying amount of the Company's long-term obligations does not differ materially from fair value based on current market rates available to the Company.

The aggregate maturities of capitalized leases and long-term debt for the years subsequent to October 31, 2002 are as follows:

2003	$ 2,137,915
2004	2,176,667
2005	11,776,093
2006	1,275,834
2007	1,191,529
2008 and thereafter	2,975,600

The Company has aggregate maturities of $11.8 million in capitalized leases and long-term debt due in 2005, principally as a result of a loan agreement with the Company's lead bank that expires May 17, 2005. The Company currently anticipates arranging an extension or refinancing of this debt at or prior to maturity.

The Company uses derivative financial instruments to reduce exposure to its variable-rate debt. On July 24, 2001 and on July 5, 2002, the Company entered into interest rate swap agreements to limit the effect of increases in the interest rates on $10.0 million of its floating debt. The agreements provide two $5 million swaps through January 2003 and July 2003. On July 5, 2002, the Company entered into an interest rate $6.8 million declining balance swap agreement to limit the effect of increases in the interest rates on its floating rate term debt through May 2005. The effect of these agreements is to convert underlying variable-rate debt based on LIBOR to fixed rate debt with an interest rate between 4.42% and 4.65% plus a margin of 175 basis points. These agreements reduce the Company's risk with respect to variable-rate debt. Fair value of these swaps at October 31, 2002 was $16.4 million.

(3) Other Comprehensive Income

Other comprehensive income consists of net income and other gains and losses affecting shareholders' investments that, under generally accepted accounting principles, are excluded from net income. Accumulated other comprehensive income (loss) as of October 31, 2002, includes unrealized losses on interest rate swaps of $394,918, reduced by $150,000 of deferred tax benefit. Other comprehensive income for the year ended October 31, 2002 was $1,502,915. There was no other comprehensive income or loss for the years ended October 31, 2001 or 2000.

(4) Income Taxes

The provision for income taxes consists of the following:

	2002	2001	2000
Current	$ 905,000	$1,120,000	$2,136,000
Deferred	205,000	180,000	(346,000)
	$1,110,000	$1,300,000	$1,790,000

The Company accounts for income taxes in accordance with the liability method. Deferred income taxes are determined based upon the difference between the book and tax basis of the Company's assets and liabilities. Deferred taxes are provided at the enacted tax rates expected to be in effect when the differences reverse. The income tax effect of temporary differences comprising the deferred tax assets are included in other current assets and liabilities on the accompanying consolidated balance sheet and result from:

	2002	2001
Deferred tax assets:
Self-insurance reserves	$ 424,000	$ 322,000
Vacation	206,000	213,000
Warranty	343,000	347,000
Doubtful accounts	25,000	24,000
Inventories	429,000	440,000
Amortization	178,000	196,000
Revenue recognition	-	68,000
Restricted stock awards	151,000	274,000
Deferred compensation	40,000	-
Other	25,000	18,000
	1,821,000	1,902,000
Deferred tax liabilities:
Accelerated depreciation	(1,296,000)	(1,226,000)
Prepaid health insurance	(590,000)	(536,000)
	(1,886,000)	(1,762,000)
Net deferred tax assets (liabilities)	$ (65,000)	$ 140,000

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the three years during the period ended October 31, 2002 follows:

	2002	2001	2000
Statutory federal income tax rate	34%	34%	34%
Increase (decrease) in taxes
Resulting from:
State tax, net of federal benefit	4	3	4
Utilization of state tax credits	-	-	(3)
Decrease in prior accruals	-	-	(3)
Other	1	(2)	(2)

Effective tax rate	39%	35%	30%

(5) Capital Stock

Preferred Stock - On March 28, 1995, the Company's Board of Directors adopted a stockholders rights plan (Plan) and declared a dividend distribution of one right (Right) for each outstanding share of common stock to stockholders of record on April 20, 1995. Under the terms of the Plan each Right entitles the holder to purchase one one-hundredth of a share of Series A Participating Preferred Stock (Unit) at an exercise price of $7.44 per Unit. The Rights are exercisable a specified number of days following (i) the acquisition by a person or group of persons of 20% or more of the Company's common stock or (ii) the commencement of a tender offer or an exchange offer for 20% or more of the Company's common stock or (iii) when a majority of the Company's unaffiliated directors (as defined) declares that a person is deemed to be an adverse person (as defined) upon determination that such adverse person has become the beneficial owner of at least 10% of the Company's common stock. The Company has authorized and reserved 750,000 shares of preferred stock, $.10 par value, for issuance upon the exercise of the Rights. The Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right in accordance with the provisions of the Plan. Rights expire on April 1, 2005 unless redeemed by the Company.

Stock-Based Compensation Plans - The Company has two shareholder-approved stock plans, the 1997 Omnibus Incentive Plan (the "1997 Plan") and 1995 Stock Option Plan (the "1995 Plan"). Under the 1997 Plan, directors, officers and key employees may be granted stock options, restricted stock and other stock-based awards. A total of 2,000,000 shares may be granted under the 1997 Plan.

In fiscal 2002, the Company issued 202,500 shares of common stock under the 1997 Plan in the form of restricted stock awards. These shares were issued as an incentive to retain key employees, officers and directors and will vest in fiscal 2005. In fiscal 2001, the Company issued 142,000 shares of common stock in the form of restricted stock awards. These shares will vest in fiscal 2004. In fiscal 2000, the Company issued 119,000 shares of common stock in the form of restricted stock awards. Of these shares, 2,000 vested in fiscal 2002 and 117,000 will vest in fiscal 2003. Upon issuance of restricted stock, unearned compensation, equivalent to the excess of the market price of the shares awarded over the price paid by the recipient at the date of grant, is charged to equity and amortized against income over the related vesting period. At October 31, 2002, options for 737,500 shares were outstanding under the 1997 Plan. Under the 1995 Plan, a total of 1,000,000 shares of the Company's common stock were available for grant to officers, directors and key employees. As of October 31, 2002, all of these shares had been granted and options for 112,300 shares were outstanding under the 1995 Plan.

Under both plans, the exercise price of all options granted through October 31, 2002 equaled the stock's market price on the date of grant and fully vested six months after the date of grant. The expiration dates of the options range from 5 to 10 years. Options outstanding at October 31, 2002 had a weighted average contractual life of four years, eleven months and exercise prices ranged from $1.75 to $5.13.

A summary of the Company's two stock option plans at October 31, 2002, 2001 and 2000 and changes during the years then ended are presented in the table following:

	2002		2001		2000
		Per		Per		Per
	Shares	Share(a)	Shares	Share(a)	Shares	Share(a)
Outstanding at beginning of year	925,800	$4.07	985,800	$4.08	1,048,300	$4.07

Exercised	(76,000)	1.88	-	-	(12,000)	1.87

Forfeited	-	-	(60,000)	4.33	(50,500)	4.36

Outstanding at end of year	849,800	$4.26	925,800	$4.07	985,800	$4.08

Exercisable at end of year	849,800	$4.26	925,800	$4.07	985,800	$4.08

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its Plans. Accordingly, no compensation expense has been recognized for its stock options.

No stock options have been granted since 1999 and therefore, no proforma net income disclosures are required .

(6) Tax Deferred Savings Plan and Trust

In 1985, the Company made available to all eligible employees the opportunity to participate in the Company's Tax Deferred Savings Plan and Trust. The Company provides a 50% matching contribution in the form of cash or unregistered common stock of the Company on the eligible amount invested by participants in the plan to purchase common stock of the Company. The Company's contribution to this plan was $81,488 in 2002, $131,165 in 2001, and $130,487 in

2000. This plan held 515,427 shares of the Company's common stock at October 31, 2002 and 606,462 shares at October 31, 2001.

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

(c) Repurchase Agreements - It is customary practice for companies in the specialty vehicle industry to enter into repurchase agreements with financing institutions to provide floor plan financing for dealers. In the event of a dealer default, these agreements generally require the repurchase of products at the original invoice price net of certain adjustments. The risk of loss under the agreements is limited to the risk that market prices for these products may decline between the time of delivery to the dealer and time of repurchase by the Company. The risk is spread over numerous dealers and the Company has not incurred significant losses under these agreements. In the opinion of management, any future losses under these agreements will not have a material adverse effect on the Company's financial position or results of operations. The Company's repurchase obligation under these agreements is limited to vehicles which are in new condition and as to which the dealer still holds title. The Company's contingent obligation under such agreements was approximately $1,749,000 at October 31, 2002.

(d) Operating Leases - The Company has operating leases principally for certain manufacturing facilities vehicles and equipment. Operating lease expense was $586,297 in 2002, $612,352 in 2001, and $562,709 in 2000. It is expected that in the ordinary course of business these leases will be renewed or replaced as they expire.

The following schedule details operating lease commitments for the years subsequent to October 31, 2002:

2003	$646,566
2004	579,844
2005	258,830
2006	205,166
2007	182,448
2008 and thereafter	43,719

(e) Litigation - At October 31, 2002 the Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position or results of operations.

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

(8) Segment Information

The Company has three reportable segments: ambulances, buses and terminal trucks/road construction equipment. The ambulance segment produces modular and van type ambulances for sale to hospitals, ambulance services, fire departments and other governmental agencies. The bus segment produces small school buses, commercial buses and shuttle buses for sale to schools, hotel shuttle services, airports, and other governmental agencies. Terminal trucks and road construction equipment products were initially disclosed as separate segments. In the second quarter of fiscal 2001, terminal trucks and road construction equipment segments were combined. This combination resulted from consolidation of many of their operations and common management. The terminal trucks/road construction equipment segment produces off road trucks designed to move trailers and containers for warehouses, truck terminals, rail yards, rail terminals and shipping ports and produces a line of road construction equipment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to the Consolidated Financial Statements. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. For the fiscal years ended October 31, 2002, 2001 and 2000 nonrecurring gains or losses were not incurred and as such have no impact on this analysis.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, with all intercompany sales eliminated in consolidation.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

The following table contains segment information for the years ended October 31, 2002, 2001 and 2000. All amounts are in thousands of dollars.

		Ambulance	Buses	Terminal Trucks / Road Construction Equipment	Other	Consolidated Total

Revenues from external customers	2002	$95,547	$66,266	$39,026	-	$200,839
	2001	$95,932	$66,022	$45,699	-	$207,653
	2000	98,412	77,920	44,580	-	220,912

Intersegment revenues:	2002	787	2,315	251	-	3,353
	2001	-	1,370	257	-	1,627
	2000	88	223	387	-	698

Interest income/(expense) net:	2002	(283)	(497)	(691)	(57)	(1,528)
	2001	(624)	(769)	(944)	281	(2,056)
	2000	(654)	(822)	(525)	258	(1,743)

Depreciation and amortization:	2002	(700)	(1,195)	(707)	(904)	(3,506)
	2001	(778)	(1,220)	(715)	(812)	(3,525)
	2000	(671)	(1,174)	(432)	(822)	(3,099)

Segment profit (loss) pre tax:	2002	6,333	(167)	761	(4,069)	2,858
	2001	4,089	689	2,385	(3,481)	3,682
	2000	3,450	3,755	3,262	(4,519)	5,948

Segment assets:	2002	32,844	21,428	17,956	4,374	76,602
	2001	26,411	22,125	16,767	4,523	69,826
	2000	30,583	24,137	21,911	4,391	81,022

Segment expenditures for capital assets:	2002	1,953	902	122	27	3,004
	2001	856	386	229	216	1,687
	2000	393	283	1,074	13	1,763

Other includes the elimination of intersegment transactions and expenses generated to support corporate activities not directly attributable to any specific organization within the enterprise.

Non-domestic sales were $19.8 million, $12.0 million, and $11.2 million for fiscal years 2002, 2001, and 2000 respectively.

All assets are held by companies operating in the United States.

During 2002, 2001 and 2000, sales to any one customer were not in excess of 10% of consolidated sales.

(9) Quarterly Financial Information (Unaudited)

(Dollars in thousands except per share information)

Financial Results
	Net Sales		Gross Profit		Net Earnings (Loss)
	2002	2001	2002	2001	2002	2001

First Quarter	$ 39,774	$ 42,445	$ 3,918	$ 4,546	$ (660)	$ (608)
Second Quarter	47,375	51,073	5,072	6,766	166	785
Third Quarter	55,520	57,126	6,335	6,883	1,009	1,150
Fourth Quarter	58,170	57,009	7,400	7,141	1,233	1,055

Fiscal Year	$200,839	$207,653	$22,725	$25,336	$ 1,748	$ 2,382

	Basic Earnings (Loss) Per Common Share		Diluted Earnings (Loss) Per Common Share
	2002	2001	2002	2001

First Quarter	$ (.10)	$ (.09)	$ (.10)	$ (.09)
Second Quarter	.03	.11	.02	.11
Third Quarter	.15	.17	.15	.16
Fourth Quarter	.18	.15	.18	.15

Fiscal Year	$ .26	$ .35	$ .26	$ .33

Fiscal year 2001 basic earnings per share and fiscal year 2002 diluted earnings per share is greater than the sum of quarters due to rounding and reduction of shares outstanding from purchase and retirement of treasury stock.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and

Shareholders of Collins Industries, Inc.,

We have audited the accompanying consolidated balance sheet of Collins Industries, Inc. (a Missouri corporation) and Subsidiaries as of October 31, 2002, and the related consolidated statements of income and comprehensive income, shareholders' investment and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of the Company as of October 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated November 19, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Collins Industries, Inc. and Subsidiaries as of October 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Kansas City, Missouri

November 21, 2002

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

ARTHUR ANDERSEN LLP

Kansas City, Missouri

November 19, 2001

This audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original report dated November 19, 2001 rendered by Arthur Andersen LLP on our consolidated financial statements included in our form 10-K filed on December 26, 2001, and has not been reissued by Arthur Andersen LLP since that date. This report refers to financial statements not physically included in this filing.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors and Executive Officers is contained in the section entitled "Management" in the Proxy Statement for the Annual Meeting of Shareholders to be held February 28, 2003, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation is contained in the section entitled "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 28, 2003, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 28, 2003, and is incorporated herein by reference.

Equity Compensation Plan - The following table sets forth information as of the end of the Company's 2002 fiscal year with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A) (C)

Equity compensation plans approved by security holders	849,800	(1)	$4.26	401,000

Equity compensation plans not approved by security holders	-		$ -	-

Total	849,800		$4.26	401,000

(1) These plans include the 1995 Stock Option Plan and the 1997 Omnibus Incentive Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Item 14. CONTROLS AND PROCEDURES

  Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13(a)-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.
  Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

 PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS
ON FORM 8-K

(a) The following documents are filed as a part of this Report:

(1) Financial Statements:

All financial statements and notes thereto as set
forth under Item 8 of this Report on Form 10-K:

Reports of Independent Public Accountants

Consolidated Statements of Income and Comprehensive Income for
the Three Years Ended October 31, 2002

Consolidated Balance Sheets--October 31, 2002
and 2001

Consolidated Statements of Cash Flows for
the Three Years Ended October 31, 2002

Consolidated Statements of Shareholders' Investment
for the Three Years Ended October 31, 2002

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

10.6	-

Loan and Security Agreement dated as of May 17, 2002, by and between Collins Industries, Inc., and Fleet Capital Corporation. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarterly period ended July 31, 2002.)

10.7	-

Deferred Compensation Plan dated as of November 27, 2001, between Collins Industries, Inc and Intrust Bank N.A. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarterly period ended July 31, 2002.)

10.8	-	Lease dated June 20, 2002, by and between Reno County, Kansas and Wheeled Coach Industries, Inc.

Exhibit Number		Document

10.9	-	Amendment No. 1 dated as of October 15, 2002, to the Loan and Security Agreement dated as of May 17, 2002, by and between Collins Industries, Inc., and Fleet Capital Corporation.

10.10	-	Financing Agreement dated October 16, 2002, between the Orange County Industrial Development Authority, Orange County Florida, and Wheeled Coach Industries, Inc..

21.1	-	The following are the names and jurisdiction of incorporation of the subsidiaries of the Company:

Jurisdiction
		Names	of Incorporation

		Collins Bus Corporation	Kansas
		Capacity of Texas, Inc.	Texas
		Mid Bus, Inc.	Ohio
		Wheeled Coach Industries, Inc.	Florida
		Collins Ambulance Corp.	Kansas
		Collins Financial Services, Inc.	Kansas
		Mobile Products, Inc.	Kansas
		Mobile-Tech Corporation	Kansas
		World Trans, Inc.	Kansas

23.1	-	Accountants Consent

99.1	-	Certification of Periodic Report-CEO

99.2	-	Certification of Periodic Report-CFO

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS INDUSTRIES, INC.

	By	/s/ Donald Lynn Collins
Donald Lynn Collins, President and Chief Executive Officer

Dated:	January 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in their respective capacities and on the dates indicated.

Dated:	January 15, 2003	/s/ Don L. Collins
Don L. Collins, Director

Dated:	January 15, 2003	/s/ Donald Lynn Collins
Donald Lynn Collins, Director, President and Chief Executive Officer (Principal Executive Officer)

Dated:	January 15, 2003	/s/ Don S. Peters
Don S. Peters, Director

Dated:	January 15, 2003	/s/ Arch G. Gothard III
Arch G. Gothard III, Director

Dated:	January 15, 2003	/s/ William R. Patterson
William R. Patterson, Director

Dated:	January 15, 2003	/s/ Larry W. Sayre
Larry W. Sayre, Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Donald Lynn Collins, certify that:

1. I have reviewed this annual report on Form 10-K of Collins Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated:	January 15, 2003	/s/ Donald Lynn Collins
Donald Lynn Collins, President
And Chief Executive Officer
44

I, Larry W. Sayre, certify that:

1. I have reviewed this annual report on Form 10-K of Collins Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated:	January 15, 2003	/s/ Larry W. Sayre
Larry W. Sayre , Vice President of
Finance and Chief Financial Officer

