Form 10-Q
period 2003-01-31
COLLINS INDUSTRIES INC
filed 2003-02-27
CIK 21759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2003

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

Common Stock, $.10 par value 7,077,329 .

Class Outstanding at February 27, 2003

COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

FORM 10-Q

January 31, 2003

INDEX
PART I.	FINANCIAL INFORMATION	PAGE NO.

Item 1.	Financial Statements:

	Consolidated Condensed Balance Sheets
	January 31, 2003 and October 31, 2002	3

	Consolidated Condensed Statements of Income And
	Comprehensive Income
	Three Months Ended January 31, 2003 and 2002	4

	Consolidated Condensed Statements of Cash Flow
	Three Months Ended January 31, 2003 and 2002	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.

	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 3.

	Quantitative and Qualitative Disclosures
	About Market Risk	19

Item 4.

	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	20

SIGNATURES		21

CERTIFICATIONS		22

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)
	January 31,	October 31,
	2003 .	2002 .
ASSETS
Current Assets:
Cash	$ 177,992	$ 384,514
Receivables, trade & other	10,794,950	8,982,854
Inventories, lower of cost (FIFO) or market	45,260,867	35,724,808
Prepaid expenses and other current assets	2,462,964	2,883,130
Total current assets	58,696,773	47,975,306

Restricted cash	1,547,432	2,748,970

Property and equipment, at cost	50,240,564	48,880,673
Less: accumulated depreciation	30,234,957	29,653,262
Net property and equipment	20,005,607	19,227,411
Other assets	6,657,875	6,650,054
Total assets	$86,907,687	$76,601,741

LIABILITIES & SHAREHOLDERS' INVESTMENT
Current liabilities:
Current maturities of long-term debt & capitalized leases	$ 2,137,915	$ 2,137,915
Accounts payable	21,614,574	19,673,023
Accrued expenses	4,843,116	6,743,702
Total current liabilities	28,595,605	28,554,640

Long-term debt and capitalized leases	30,127,511	19,395,723

Deferred income tax	1,115,336	1,115,336

Shareholders' investment:
Common stock	707,733	711,563
Paid-in capital	16,963,780	17,110,446
Deferred compensation	(1,064,126)	(1,267,992)
Accumulated other comprehensive income (loss), net	(194,834)	(244,917)
Retained earnings	10,656,682	11,226,942
Total shareholders' investment	27,069,235	27,536,042
Total liabilities & shareholders' investment	$86,907,687	$76,601,741

(See accompanying notes)

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)
	Three Months Ended
	January 31,
	2003 .	2002 .

Sales	$43,836,057	$39,774,025
Cost of sales	39,135,263	35,855,607

Gross profit	4,700,794	3,918,418

Selling, general and administrative expenses	4,464,944	4,725,009

Income (loss) from operations	235,850	(806,591)

Other income (expense):
Interest expense	(478,745)	(257,494)
Other, net	3,924	3,625
	(474,821)	(253,869)

Loss before income taxes	(238,971)	(1,060,460)

Income tax expense (benefit)	(90,000)	(400,000)

Net loss	$ (148,971)	$ (660,460)

Other comprehensive income, net of tax:
Unrealized gain (loss) on interest rate swap
Agreement	50,083	(154,031)

Comprehensive (loss)	$ (98,888)	$ (814,491)

Earnings (loss) per share:
Basic	$ (.02)	$ (.10)
Diluted	$ (.02)	$ (.10)

Dividends per share	$ .03	$ .03

Weighted average common
and common equivalent shares
outstanding:
Basic	6,651,831	6,716,312
Diluted	6,651,831	6,716,312

(See accompanying notes)

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)
	Three Months Ended
	January 31,
	2003 .	2002 .
Cash flow from operations:
Cash received from customers	$42,023,961	$41,137,570
Cash paid to suppliers and employees	(51,205,222)	(45,033,691)
Interest paid	(557,394)	(272,090)
Income taxes paid	(646,257)	(247,719)

Cash used in operations	(10,384,912)	(4,415,930)

Cash flow from investing activities:
Capital expenditures	(1,375,760)	(482,589)
Other, net	(11,625)	(11,734)

Cash used in investing activities	(1,387,385)	(494,323)

Cash flow from financing activities:
Borrowings of long-term debt	11,062,519	6,554,997
Principal payments of long-term debt
and capitalized leases	(406,250)	(394,136)
Expenditures of restricted cash	1,201,538	-
Purchase of common stock and other capital transactions	(83,063)	(1,025,280)
Payment of dividends	(208,969)	(218,753)

Cash provided by financing activities	11,565,775	4,916,828

Net increase (decrease) in cash	(206,522)	6,575

Cash at beginning of period	384,514	192,615

Cash at end of period	$ 177,992	$ 199,190

Reconciliation of net income (loss) to net cash provided by (used in) operations:
Net loss	$ (148,971)	$ (660,460)
Depreciation and amortization	813,320	857,509
Decrease (increase) in receivables	(1,812,096)	1,363,545
Increase in inventories	(9,536,059)	(491,188)
Decrease in prepaid expenses and other current assets	470,249	571,323
Decrease in accounts payable and accrued expenses *	(171,355)	(6,056,659)

Cash used in operations	$(10,384,912)	$(4,415,930)

* Includes noncash amount for divided declared but not paid	212,320	-

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position at January 31, 2003 and the results of operations and the cash flows for the three months ended January 31, 2003 and 2002.

The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three months ended January 31, 2003 be read in conjunction with the Company's Annual Report for the year ended October 31, 2002.

(2) Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. The Company adopted this new standard on November 1, 2002. Accordingly, goodwill is no longer amortized over future periods, but will be assessed for impairment at least annually using a fair value test.

As of November 1, 2002, the Company tested for impairment of the bus and terminal truck/road construction business segments using the discounted cash flow approach and determined that the fair values for each of these segments exceeded the related carrying values. On an on-going basis, and absent any impairment indicators, the Company will conduct similar tests and record any impairment loss.

At January 31, 2003 the Company's goodwill related to the bus and terminal truck/road construction segments was $3.0 million and $2.0 million, respectively. Goodwill amortization charged against earnings for the three months ended January 31, 2002 was $85,929.

(3) Inventories

Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

Major classes of inventories as of January 31, 2003 and October 31, 2002, consisted of the following:

	January 31, 2003	October 31, 2002

Chassis	$ 10,480,846	$ 7,434,486
Raw materials & components	18,430,766	14,122,413
Work-in-process	6,845,199	6,156,230
Finished goods	9,504,056	8,011,679
	$45,260,867	$35,724,808

(4) Earnings per Share

Dilutive securities, consisting of options to purchase the Company's common stock and restricted stock awards, are included in the calculation of diluted weighted average common shares. Due to a net loss, there were no dilutive securities for the three month periods ended January 31, 2003 and 2002.

(5) Contingencies and Litigation

At January 31, 2003, the Company had contingencies and pending litigation which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position or results of operations.

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
	Three Months Ended
(In Thousands)	January 31,
	2003 .	2002 .
Revenues from external customers:
Ambulance	$21,686	$17,622
Buses	13,434	13,354
Terminal Trucks / Road Construction Equipment	8,716	8,798
Other	-	-
Consolidated Total	$43,836	$39,774

Pretax segment profit (loss):
Ambulance	$ 912	$ 387
Buses	(244)	(293)
Terminal Trucks / Road Construction Equipment	(74)	195
Other	(833)	(1,349)
Consolidated Total	$ (239)	$ (1,060)

	As of
	January 31,	October 31,
	2003 .	2002 .
Segment assets:
Ambulance	$37,578	$32,844
Buses	22,428	21,428
Terminal Trucks / Road Construction Equipment	23,169	17,957
Other	3,733	4,374
Consolidated Total	$86,908	$76,602

(7) Guarantees and Warranties

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. This standard is effective for the Company's first quarter of fiscal 2003.

Letters of Credit

This Company has issued various standby letters of credit in the ordinary course of business. No liability has been reflected in the accompanying balance sheet under past or current accounting pronouncements and no draws on the Company's standby letters of credit have ever been made. The currently outstanding standby letters of credit are limited to (i) a letter of credit originally issued approximately 14 years ago (renewable annually) as required under Kansas law to backup self-insured reserves for workers compensation insurance, (ii) a declining standby letter of credit required under Texas law to backup certain industrial revenue bonds issued for a plant expansion in Longview, Texas in 1999 and renewable annually and (iii) other standby letters of credit related to periodic bids and other similar purposes. A default in meeting an obligation or condition under the above-referenced standby letters of credit could require the Company to record a liability. The letters of credit outstanding at January 31, 2003 are summarized as follows:
		Date of
Purpose	Amount	Expiration

Workers compensation - Kansas self-insurance reserves	$1,021,000	April 1, 2003
Industrial revenue bond-Longview, Texas [a]	2,427,617	September 15, 2005
Bids and other	137,527	Various

[a] All assets (originally $3.0 million) acquired from the proceeds of the Longview, Texas industrial revenue bonds would also be available to offset any defaults under these obligations. The liquidation amount of such assets is not estimable.

Warranties

The Company's products generally carry explicit product warranties that extend from several months to more than a year, based on terms that are generally accepted in the marketplace. Certain components included in the Company's end products (such as chassis, engines, axles, transmissions, tires, etc.) may include manufacturers' warranties. These manufacturers' warranties are generally passed on to the end customer of the Company's products and the customer generally deals directly with the applicable component manufacturer. The Company records provisions for estimated warranty and other related costs at the time of sale based on historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue may arise which is beyond the scope of the Company's historical experience. The Company provides for any such warranty issues as they become known and estimable. It is reasonably possible that from time to time additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company's historical experience. The following table provides the changes in the Company's product warranties:

Accrued warranties at October 31, 2002	$ 1,076,471

Provisions for warranty charged against income
for the three months ended January 31, 2003	282,811

Payments and adjustments of warranties
for the three months ended January 31, 2003	(176,664)

Accrued warranties at January 31, 2003	$1,186,618

(8) Stock Based Compensation

On November 1, 2002 the Company adopted FASB Statement No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure." At January 31, 2003 the Company has two stock-based employee compensation plans, which are more fully described in Note 5 of the "Notes to Consolidated Financial Statements" in the Company's 2002 Form 10-K. The company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock -based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options have been granted since 1999 and therefore, no proforma net income disclosures are required.

Item 2 - Management's Discussion and Analysis of Financial Condition and Result of Operations

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the "Notes to Consolidated Financial Statements" in the Company's 2002 Form 10-K. The Company evaluates its performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. For the three months ended January 31, 2003 and 2002 no nonrecurring gains or losses were incurred and therefore have no impact on this analysis. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, with all intercompany sales eliminated in consolidation.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

See "Note 6 to the Consolidated Financial Statements" for quantitative segment information.

RESULTS OF OPERATIONS

Sales

Sales for the three months ended January 31, 2003, increased 10% compared to the same period in fiscal 2002. This increase was principally due to respective unit volume sales increases of 27%, 6% and 3% in ambulance, terminal truck/road construction and bus products. The sales increase from ambulance products principally resulted from higher export and Federal government agency sales. These volume-related increases were partially offset by decreases in the average unit prices in ambulances, terminal truck/road construction equipment and bus products of 3%, 6% and 2%, respectively. The average unit prices declined principally as a result of changes in product mix and competitive price pressures.

The Company's sales backlog at January 31, 2003 was $50.7 million compared to $42.2 million at October 31, 2002 and $47.8 million at January 31, 2002.

Cost of Sales

Cost of sales for the three months ended January 31, 2003 was 89% of sales compared to 90% for the same period in fiscal 2002. The decrease in cost of sales as a percent of sales for the three months ended January 31, 2003 was principally due to the impact of higher manufacturers' rebates on chassis sold during the period. Additionally, amortization of goodwill was discontinued effective November 1, 2002 as a result the Company's adoption of FASB No. 142 as described in Note 2 to the Consolidated Financial Statements.

Selling, General & Administrative Expense

Selling, general and administrative expenses as a percent of sales were 10% for the three months ended January 31, 2003 compared to 12% for the same period in fiscal 2002. This decrease principally related to lower corporate costs in the three months ended January 31, 2003. This decrease was partially offset by higher selling and marketing expenses attributable to ambulance products.

Other Income (Expense)

The increase in other income (expense) for the three months ended January 31, 2003 was principally a result of the interest costs on increased borrowings. These borrowings were attributable to higher inventories and receivables and increased borrowings under existing Industrial Revenue Bonds related to equipment acquired for automation of certain ambulance operations.

Net Loss

The Company's net loss for the three months ended January 31, 2003 was $.15 million ($.02 per share-diluted) compared to net loss of $.66 million ($.10 per share-diluted) for the same period in fiscal 2002. The decrease in the Company's net loss was principally attributable to the impact of higher profit contributions from ambulance products and lower corporate expenses as described above. This improvement was partially offset by the impact of lower profit contributions from terminal truck/road construction products.

LIQUIDITY AND CAPITAL RESOURCES

The Company used existing credit lines, proceeds from Industrial Revenue Bonds, internally generated funds and supplier financing to fund its operations and capital expenditures for the three months ended January 31, 2003.

Cash used in operations was $10.4 million for the three months ended January 31, 2003, compared to $4.4 million for the same period in fiscal 2002. Cash used in operations principally resulted from the Company's net loss of $.1 million, increases in accounts receivable and inventories of $1.8 and $9.5 million, respectively, and a decrease in accounts payable and accrued expenses of $.2 million. These decreases were partially offset by depreciation and amortization of $.8 million and a decrease in prepaid and other current assets of $.5 million.

Cash used in investing activities was $1.4 million for the three months ended January 31, 2003 compared to $.5 million for the same period in fiscal 2002. The increase was principally due to increased capital expenditures for the three months ended January 31, 2003 associated with certain equipment acquired for the automation of certain ambulance operations from the proceeds of Industrial Revenue Bonds issued in fiscal 2002.

Cash flow provided by financing activities was $11.6 million for the three months ended January 31, 2003 compared to $4.9 million for the same period in fiscal 2002. This change principally resulted from increased borrowings to finance working capital needs (receivables and inventories), to pay cash dividends and to purchase the Company's common stock. These changes were partially offset by the change in the restricted cash funds of $1.2 million derived from the proceeds of Industrial Revenue Bonds issued in fiscal 2002.

The Company uses derivative financial instruments to reduce exposure to its variable-rate debt. On July 24, 2001 and on July 5, 2002, the Company entered into interest rate swap agreements to limit the effect of increases in the interest rates on $10.0 million of its floating debt. The agreements provide two $5 million swaps. One of these swaps matured in January 2003 and the other will mature in July 2003. On July 5, 2002, the Company entered into an interest rate $6.8 million declining balance swap agreement to limit the effect of increases in the interest rates on its floating rate term debt through May 2005. The effect of these agreements is to convert underlying variable-rate debt based on LIBOR to fixed rate debt with an interest rate between 4.42% and 4.65% plus a margin of 175 basis points. These agreements reduce the Company's risk with respect to variable-rate debt. Fair value of these swaps at January 31, 2003 was $10.9 million and reflected as a liability within long-term debt and capitalized leases.

The Company believes that its cash flows from operations, its credit facility with its lead bank and unused funds restricted for future capital expenditures will be sufficient to satisfy its future working capital, capital expenditure requirements and anticipated dividends. The total amount of unused revolving credit available to the Company was $7.5 million at January 31, 2003.

It is customary practice for companies in the specialty vehicle industry to enter into repurchase agreements with financing institutions to provide floor plan financing for dealers. In the event of a dealer default, these agreements generally require the repurchase of products at the original invoice price net of certain adjustments. The risk of loss under the agreements is limited to the risk that market prices for these products may decline between the time of delivery to the dealer and time of repurchase and resale by the Company. The risk is spread over numerous dealers and the Company has not incurred significant losses under these agreements. In the opinion of management, any future losses under these agreements will not have a material adverse effect on the Company's financial position or results of operations. The Company's repurchase obligation under these agreements is limited to vehicles which are in new condition and as to which the dealer still holds title. The Company's contingent obligation under such agreements was approximately $ 1.7 million at January 31, 2003.

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

Impairment of Long-Lived Assets

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 was effective for fiscal years beginning after December 15, 2002. Goodwill is no longer amortized over future periods, but will be assessed for impairment at least annually using a fair value test. The Company adopted this new standard on November 1, 2002.

As of November 1, 2002, the Company tested for impairment of the bus and terminal truck/road construction business segments using the discounted cash flow approach and determined that the fair values for each of these segments exceeded the related carrying values. On an on-going basis, and absent any impairment indicators, the Company will conduct similar tests and record any impairment loss. Management believes that the estimates of future cash flows and fair values are reasonable; however, changes in estimates of such cash flows and fair value could affect the evaluations.

Insurance Reserves

Generally, the Company is self-insured for workers' compensation for certain subsidiaries and for all group medical insurance. Under these plans, liabilities are recognized for claims incurred (including claims incurred but not reported) and changes in the reserves. At the time a workers' compensation claim is filed, a liability is estimated to settle the claim. The liability for workers' compensation claims is determined based on management's estimates of the nature and severity of the claims and based on analyses by third party administrators and by various state statutes and reserve requirements. Since the liability is an estimate, the ultimate liability may be more or less than reported. If previously established accruals are required to be adjusted, such amounts are included in cost of sales. Group medical reserves are funded through a Trust and are estimated using historical claims' experience.

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

New Accounting Pronouncements

Letters of Credit

This Company has issued various standby letters of credit in the ordinary course of business. No liability has been reflected in the accompanying balance sheet under past or current accounting pronouncements and no draws on the Company's standby letters of credit have ever been made. The currently outstanding standby letters of credit are limited to (i) a letter of credit originally issued approximately 14 years ago (renewable annually) as required under Kansas law to backup self-insured reserves for workers compensation insurance, (ii) a declining standby letter of credit required under Texas law to backup certain industrial revenue bonds issued for a plant expansion in Longview, Texas in 1999 and renewable annually and (iii) other standby letters of credit related to periodic bids and other similar purposes. A default in meeting an obligation or condition under the above-referenced standby letters of credit could require the Company to record a liability. The letters of credit outstanding at January 31, 2003 are summarized as follows:
		Date of
Purpose	Amount	Expiration

Workers compensation - Kansas self-insurance reserves	$1,021,000	April 1, 2003
Industrial revenue bond-Longview, Texas [a]	2,427,617	September 15, 2005
Bids and other	137,527	Various

[a] All assets (originally $3.0 million) acquired from the proceeds of the Longview, Texas industrial revenue bonds would also be available to offset any defaults under these obligations. The liquidation amount of such assets is not estimable.

Warranties

The Company's products generally carry explicit product warranties that extend from several months to more than a year, based on terms that are generally accepted in the marketplace. Certain components included in the Company's end products (such as chassis, engines, axles, transmissions, tires, etc.) may include manufacturers' warranties. These manufacturers' warranties are generally passed on to the end customer of the Company's products and the customer generally deals directly with the applicable component manufacturer. The Company records provisions for estimated warranty and other related costs at the time of sale based on historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue may arise which is beyond the scope of the Company's historical experience. The Company provides for any such warranty issues as they become known and estimable. It is reasonably possible that from time to time additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company's historical experience. The following table provides the changes in the Company's product warranties:

Accrued warranties at October 31, 2002	$ 1,076,471

Provisions for warranty charged against income
for the three months ended January 31, 2003	282,811

Payments and adjustments of warranties
for the three months ended January 31, 2003	(176,664)

Accrued warranties at January 31, 2003	$1,186,618

On November 1, 2002 the Company adopted FASB Statement No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure." At January 31, 2003 the Company has two stock-based employee compensation plans, which are more fully described in Note 5 of the "Notes to Consolidated Financial Statements" in the Company's 2002 Form 10-K. The company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock -based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options have been granted since 1999 and therefore, no proforma net income disclosures are required .

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

Item 4. CONTROLS AND PROCEDURES

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

Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended January 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS INDUSTRIES, INC.
Dated:	February 27, 2003

By
/s/ Larry W. Sayre
Larry W. Sayre, Vice President of Finance and Chief Financial Officer
(Signing on behalf of the registrant and as principal accounting officer)

CERTIFICATIONS

I, Donald Lynn Collins, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Collins Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated:	February 27, 2003	/s/ Donald Lynn Collins
Donald Lynn Collins, President
and Chief Executive Officer

I, Larry W. Sayre, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Collins Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated:	February 27, 2003	/s/ Larry W. Sayre
Larry W. Sayre , Vice President of
Finance and Chief Financial Officer