Form 10-Q
period 2003-04-30
COLLINS INDUSTRIES INC
filed 2003-06-10
CIK 21759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2003

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

Yes X . No .

Indicate by check mark wither the registrant is an accelerated Filer (as defined under Rule 12b-2 of the Act). Yes ___ No x .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value 7,277,329 .

Class Outstanding at June 9, 2003

COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

FORM 10-Q

April 30, 2003

INDEX

PART I.	FINANCIAL INFORMATION	PAGE NO.

Item 1.	Financial Statements:

	Consolidated Condensed Balance Sheets
	April 30, 2003 and October 31, 2002	2

	Consolidated Condensed Statements of Income And
	Comprehensive Income for the
	Three and Six Months Ended April 30, 2003 and 2002	3

	Consolidated Condensed Statements of Cash Flow
	Six Months Ended April 30, 2003 and 2002	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.

	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3.

	Quantitative and Qualitative Disclosures About Market
	Risk	19

Item 4.

	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security-Holders	20

Item 6.	Exhibits and Reports on Form 8-K	20

SIGNATURES

		21

CERTIFICATIONS

		22

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	April 30,	October 31,
	2003 .	2002 .
ASSETS
Current Assets:
Cash	$ 158,489	$ 384,514
Receivables, trade & other	8,056,100	8,982,854
Inventories, lower of cost (FIFO) or market	51,914,281	35,724,808
Prepaid expenses and other current assets	1,850,586	2,883,130
Total current assets	61,979,456	47,975,306

Restricted cash	1,176,632	2,748,970

Property and equipment, at cost	51,324,227	48,880,673
Less: accumulated depreciation	30,838,114	29,653,262
Net property and equipment	20,486,113	19,227,411
Other assets	6,602,000	6,650,054
Total assets	$90,244,201	$76,601,741

LIABILITIES & SHAREHOLDERS' INVESTMENT
Current liabilities:
Current maturities of long-term debt & capitalized leases	$ 2,137,915	$ 2,137,915
Accounts payable	25,250,995	19,673,023
Accrued expenses	5,298,029	6,743,702
Total current liabilities	32,686,939	28,554,640

Long-term debt and capitalized leases	29,086,795	19,395,723

Deferred income tax	1,115,336	1,115,336

Shareholders' investment:
Common stock	727,983	711,563
Paid-in capital	17,672,530	17,110,446
Deferred compensation	(1,605,135)	(1,267,992)
Accumulated other comprehensive income (loss), net	(177,322)	(244,917)
Retained earnings	10,737,075	11,226,942
Total shareholders' investment	27,355,131	27,536,042
Total liabilities & shareholders' investment	$90,244,201	$76,601,741

(See accompanying notes)

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2003 .	2002 .	2003 .	2002 .

Sales	$ 45,579,901	$ 47,375,447	$ 89,415,958	$ 87,149,472
Cost of sales	40,230,768	42,303,910	79,366,031	78,159,517

Gross profit	5,349,133	5,071,537	10,049,927	8,989,955

Selling, general and administrative expenses	4,743,976	4,358,283	9,208,920	9,083,292

Income (loss) from operations	605,157	713,254	841,007	(93,337)

Other income (expense):
Interest expense	(477,267)	(417,385)	(956,012)	(674,879)
Other, net	2,503	(9,395)	6,427	(5,770)

Income (loss) before provision (benefit) for income taxes	130,393	286,474	(108,578)	(773,986)

Provision (benefit) for income taxes	50,000	120,000	(40,000)	(280,000)

Net income (loss)	$ 80,393	$ 166,474	$ (68,578)	$ (493,986)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate
Swap agreement	17,512	20,561	67,595	(133,470)

Comprehensive income (loss)	$ 97,905	$ 187,035	$ (983)	$ (627,456)

Earnings (loss) per share:
Basic	$ .01	$ .03	$ (.01)	$ (.07)
Diluted	$ .01	$ .02	$ (.01)	$ (.07)

Dividends per share	$ .03	$ .03	$ .06	$ .060

Weighted average common
and common equivalent shares
outstanding:
Basic	6,637,829	6,534,294	6,644,946	6,626,811
Diluted	6,831,277	6,921,842	6,644,946	6,626,811

(See accompanying notes)

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended
	April 30,
	2003 .	2002 .
Cash flow from operations:
Cash received from customers	$90,345,344	$87,799,712
Cash paid to suppliers and employees	(97,123,616)	(86,755,908)
Interest paid	(991,034)	(650,598)
Income taxes paid	(648,540)	(247,719)

Cash provided by (used in) operations	(8,417,846)	145,487

Cash flow from investing activities:
Capital expenditures	(2,459,423)	(1,125,241)
Other, net	(23,250)	(109,295)

Cash used in investing activities	(2,482,673)	(1,234,536)

Cash flow from financing activities:
Borrowings of long-term debt	10,719,547	3,783,784
Principal payments of long-term debt
and capitalized leases	(1,113,040)	(1,284,149)
Reduction of restricted cash	1,572,338	-
Purchase of common stock and other capital transactions	(83,062)	(1,053,122)
Payment of dividends	(421,289)	(421,578)

Cash provided by financing activities	10,674,494	1,024,935

Net decrease in cash	(226,025)	(64,114)

Cash at beginning of period	384,514	192,615

Cash at end of period	$ 158,489	$ 128,501

Reconciliation of net loss to net cash provided by (used in) operations:

Net loss	$ (68,578)	$ (493,986)
Depreciation and amortization	1,681,013	1,744,265
Decrease in receivables	926,754	650,240
Increase in inventories	(16,189,473)	(3,413,633)
Decrease in prepaid expenses and other current assets	1,100,139	1,182,070
Increase in accounts payable and accrued expenses	4,132,299	476,531

Cash provided by (used in) operations	$(8,417,846)	$ 145,487

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position at April 30, 2003 and the results of operations for the three and six months ended April 30, 2003 and 2002, and the cash flows for the six months ended April 30, 2003 and 2002.

The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three and six months ended April 30, 2003 be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 31, 2002.

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

At April 30, 2003 the Company's goodwill related to the bus and terminal truck/road construction segments was $3.0 million and $2.0 million, respectively. Goodwill amortization charged against earnings for the three months and six months ended April 30, 2002 was $85,929 and $171,858, respectively.

(3) Inventories

Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

Major classes of inventories as of April 30, 2003 and October 31, 2002, consisted of the following:

April 30, 2003

October 31, 2002

Chassis	$ 9,728,981	$ 7,434,486
Raw materials & components	20,019,367	14,122,413
Work-in-process	7,144,621	6,156,230
Finished goods	15,021,312	8,011,679
	$51,914,281	$35,724,808

(4) Earnings per Share

Dilutive securities, consisting of options to purchase the Company's common stock and restricted stock awards, included in the calculation of diluted weighted average common shares were 193,448 and 387,458 for the three months ended April 30, 2003 and 2002, respectively. Due to a net loss, there were no dilutive securities for the six month period ended April 30, 2003 or April 30, 2002.

(5) Contingencies and Litigation

At April 30, 2003, the Company had contingencies and pending litigation which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial statements.

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

	Three Months Ended		Six Months Ended
(In Thousands)	April 30,		April 30,
	2003 .	2002 .	2003 .	2002 .
Revenues from external customers:
Ambulance	$ 23,062	$ 23,355	$ 44,749	$ 40,978
Buses	13,426	15,458	26,860	28,812
Terminal Trucks / Road Construction Equipment	9,092	8,562	17,807	17,359
Consolidated Total	$ 45,580	$ 47,375	$ 89,416	$ 87,149

Segment pretax profit (loss):
Ambulance	$ 1,007	$ 1,244	$ 1,919	$ 1,630
Buses	99	(161)	(145)	(453)
Terminal Trucks / Road Construction Equipment	(53)	84	(126)	279
Other	(923)	(881)	(1,757)	(2,230)
Consolidated Total	$ 130	$ 286	$ (109)	$ (774)

	As of
	April 30,	October 31,
	2003 .	2002 .
Segment assets:
Ambulance	$39,062	$32,844
Buses	26,532	21,428
Terminal Trucks / Road Construction Equipment	21,581	17,956
Other	3,069	4,374
Consolidated Total	$90,244	$76,602

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

Letters of Credit

This Company has issued various standby letters of credit in the ordinary course of business. No liability has been reflected in the accompanying balance sheet under past or current accounting pronouncements and no draws on the Company's standby letters of credit have ever been made. The currently outstanding standby letters of credit are limited to (i) a letter of credit originally issued approximately 14 years ago (renewable annually) as required under Kansas law to backup self-insured reserves for workers compensation insurance, (ii) a declining standby letter of credit required under Texas law to backup certain industrial revenue bonds issued for a plant expansion in Longview, Texas in 1999 and renewable annually and (iii) other standby letters of credit related to periodic bids and other similar purposes. A default in meeting an obligation or condition under the above-referenced standby letters of credit could require the Company to record a liability. The letters of credit outstanding at April 30, 2003 are summarized as follows:

		Date of
Purpose	Amount	Expiration

Workers compensation - Kansas self-insurance reserves	$1,373,000	April 1, 2004
Industrial revenue bond-Longview, Texas [a]	2,427,617	September 16, 2003
Bids and other	163,127	Various

[a] All assets (originally $3.0 million) acquired from the proceeds of the Longview, Texas industrial revenue bonds would also be available to offset any defaults under these obligations. The liquidation amount of such assets is not estimable.

Warranties

The Company's products generally carry explicit product warranties that extend from several months to more than a year, based on terms that are generally accepted in the marketplace. Certain components included in the Company's end products (such as chassis, engines, axles, transmissions, tires, etc.) may include manufacturers' warranties. These manufacturers' warranties are generally passed on to the end customer of the Company's products and the customer generally deals directly with the applicable component manufacturer. The Company records provisions for estimated warranty and other related costs at the time of sale based on historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue may arise which is beyond the scope of the Company's historical experience. The Company provides for any such warranty issues as they become known and estimable. It is reasonably possible that from time to time additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company's historical experience. The following tables provide the changes in the Company's product warranties:

For the three months ended April 30, 2003
Accrued warranties at January 31, 2003	$ 1,186,618

Provisions for warranty charged against income
for the three months ended April 30, 2003	457,767

Payments and adjustments of warranties
for the three months ended April 30, 2003	(443,396)

Accrued warranties at April 30, 2003	$ 1,200,989

For the six months ended April 30, 2003
Accrued warranties at October 31, 2002	$ 1,076,471

Provisions for warranty charged against income
for the six months ended April 30, 2003	740,578

Payments and adjustments of warranties
for the six months ended April 30, 2003	(616,060)

Accrued warranties at April 30, 2003	$ 1,200,989

(8) Stock Based Compensation

On November 1, 2002 the Company adopted FASB Statement No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure." At April 30, 2003 the Company has two stock-based employee compensation plans, which are more fully described in Note 5 of the "Notes to Consolidated Financial Statements" in the Company's 2002 Form 10-K. The company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options have been granted since 1999 and therefore, no proforma net income disclosures are required.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the "Notes to Consolidated Financial Statements" in the Company's 2002 Form 10-K. The Company evaluates its performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. For the three months and six months ended April 30, 2003 and 2002 no nonrecurring gains or losses were incurred and therefore are not reflected in this analysis. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, with all intercompany sales eliminated in consolidation.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

See "Note 6 to the Consolidated Condensed Financial Statements" for quantitative segment information.

RESULTS OF OPERATIONS

Sales

Sales for the three months ended April 30, 2003, decreased 4% compared to the same period in fiscal 2002. This decrease was principally due to 19% and 12% decreases in unit volume sales of bus and ambulance products, respectively. This decrease was partially offset by a 10% increase in unit volume sales of trucks/road construction equipment products. The sales decreases in bus products principally resulted from production processing delays in the second fiscal quarter. As a result, the production of these units could not be completed and the revenue and profit from these orders was not recognized in the quarter ended April 30, 2003. The sales increase in terminal trucks/road construction equipment products primarily resulted from increased orders of road construction equipment. Compared to the same period in fiscal 2002, the average unit selling prices of ambulance, and bus products increased by 12% and 7%, respectively. The average selling price of ambulance and bus products increased principally as a result of changes in product mix. Average selling price of terminal trucks/road construction equipment products decreased 4% principally as a result of changes in product mix.

Sales for the six months ended April 30, 2003 increased 3% compared to the same period in fiscal 2002. This increase was principally due to 4% and 8% increases in unit volume sales of ambulance and terminal trucks/road construction equipment products, respectively. These increases were partially offset by a 9% decrease in unit volume sales of bus products. Compared to the same period in fiscal 2002, the average unit selling prices of ambulance, and bus products increased by 5% and 3%, respectively. The principal reasons for the unit volume and selling price changes for the six months ended April 30, 2003 are the same as discussed in the immediately preceding paragraph.

The Company's consolidated sales backlog at April 30, 2003 was $57.1 million compared to $42.2 million at October 31, 2002 and $62.2 million at April 30, 2002.

Cost of Sales

Cost of sales for the three months ended April 30, 2003 was 88% of sales compared to 89% for the same period in fiscal 2002. The decrease in cost of sales as a percent of sales for the three months ended April 30, 2003 was principally due to the impact of higher manufacturers' rebates on chassis sold during the period. Additionally, amortization of goodwill was discontinued effective November 1, 2002 as a result the Company's adoption of FASB No. 142 as described in Note 2 to the Consolidated Financial Statements.

Cost of sales for the six months ended April 30, 2003 was 89% of sales compared to 90% for the same period in fiscal 2002. This decrease was principally due to the same reasons discussed in the immediately preceding paragraph.

Selling, General and Administrative Expense

Selling, general and administrative expenses as a percent of sales were 10% for the three months ended April 30, 2003 compared to 9% for the same period in fiscal 2002. This increase principally related to higher selling and marketing expenses attributable to ambulance products.

Selling, general and administrative expense, as a percent of sales, for the six months ended April 30, 2003 and 2002 was 10% and 10%, respectively. The overall dollar increase in selling and marketing expense was principally attributable to ambulance products for the six months ended April 30, 2003 and was partially offset by lower corporate costs in the same period.

Other Income (Expense)

Other income (expense) increases for the three months and six months ended April 30, 2003 were principally a result of the interest costs on increased borrowings. These borrowings were attributable to higher inventories and receivables and increased borrowings under existing Industrial Revenue Bonds related to equipment acquired for automation of certain ambulance operations.

Net Income (Loss)

The Company's net income for the three months ended April 30, 2003 was $.1 million ($.01 per share-diluted) compared to $.2 million ($.02 per share-diluted) for the same period in fiscal 2002. The decrease in the Company's net income was principally attributable to the impact of higher selling, general and administrative costs and lower profit contributions from terminal truck/road construction products, partially offset by the impact of higher profit contributions from ambulance and bus products

The Company's net loss for the six months ended April 30, 2003 was $.1 million ($.01 per share-diluted) compared to net loss of $.5 million ($.07 per share - diluted) for the comparable period in fiscal 2002. The decrease in net loss was principally attributable to the impact of higher profit contributions from ambulance and bus products combined with lower corporate costs, and was partially offset by lower profit contributions from terminal truck/road construction products.

LIQUIDITY AND CAPITAL RESOURCES:

The Company used existing credit lines, internally generated funds and supplier financing to fund its operations and capital expenditures for the six months ended April 30, 2003.

Cash used in operations was $8.4 million for the six months ended April 30, 2003, compared to cash provided by operations of $.1 million for the same period in fiscal 2002. Cash used in operations was principally due to the Company's net loss of $.1 million, and increases in inventories of $16.1 million. Inventories increased due to advanced purchases of chassis and certain production components to capitalize on vendor discounts and incentives. Additionally, inventories increased due to certain production delays of school buses in April, 2003. These uses were partially offset by depreciation and amortization of $1.7 million, an increase in accounts payable and accrued expenses of $4.1 million, decreases in prepaid and other current assets of $1.1 million, and a decrease in accounts receivable of $1.0 million.

Cash used in investing activities was $2.5 million for the six months ended April 30, 2003 compared to $1.2 million for the same period in fiscal 2002. The increase was principally due to increased capital expenditures for the six months ended April 30, 2003 associated with certain equipment acquired for the automation of certain ambulance operations from the proceeds of Industrial Revenue Bonds issued in fiscal 2002.

Cash flow provided by financing activities was $10.7 million for the six months ended April 30, 2003, compared to $1.0 million for the same period in fiscal 2002. This change principally resulted from increased borrowings to finance working capital needs (receivables and inventories), to pay cash dividends and to repurchase shares of the Company's common stock. This change was partially offset by the reduction in the restricted cash funds of $1.6 million derived from the proceeds of Industrial Revenue Bonds issued in fiscal 2002.

The Company uses derivative financial instruments to reduce exposure to its variable-rate debt. On July 24, 2001 and on July 5, 2002, the Company entered into interest rate swap agreements to limit the effect of increases in the interest rates on $10.0 million of its floating revolver debt. The agreements provide two $5 million swaps. One of these swaps matured in January 2003 and the other will mature in July 2003. On July 5, 2002, the Company entered into an additional $6.8 million declining balance interest rate swap agreement to limit the effect of increases in the interest rates on its floating rate term debt through May 2005. The effect of these agreements is to convert underlying variable-rate debt based on LIBOR to fixed rate debt with an interest rate between 4.42% and 4.65% plus a margin of 175 basis points. These agreements reduce the Company's risk with respect to variable-rate debt. Fair value of these swaps at April 30, 2003 was $10.7 million and is reflected as a liability within long-term debt and capitalized leases.

The Company believes that its cash flows from operations, its credit facility and unused funds restricted for future capital expenditures will be sufficient to satisfy its future working capital, capital expenditure requirements and anticipated dividends. The total amount of unused revolving credit available to the Company was $3.9 million at April 30, 2003.

It is customary practice for companies in the specialty vehicle industry to enter into repurchase agreements with financing institutions to provide floor plan financing for dealers. In the event of a dealer default, these agreements generally require the repurchase of products at the original invoice price net of certain adjustments. The risk of loss under the agreements is limited to the risk that market prices for these products may decline between the time of delivery to the dealer and time of repurchase and resale by the Company. The risk is spread over numerous dealers and the Company has not incurred significant losses under these agreements. In the opinion of management, any future losses under these agreements should not have a material adverse effect on the Company's financial position or results of operations. The Company's repurchase obligation under these agreements is limited to vehicles which are in new condition and as to which the dealer still holds title. The Company's contingent obligation under such agreements was approximately $ 3.2 million at April 30, 2003.

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

Revenue Recognition

The Company records vehicle sales and passes title to the customer, at the earlier of completion of the vehicle and receipt of full payment or shipment or delivery to the customer as specified by the customer purchase order. Customer deposits for partial payment of vehicles are deferred and treated as current liabilities until the vehicle is completed and recognized as revenue.

NEW ACCOUNTING PRONOUNCEMENTS

On November 1, 2002 the Company adopted FASB Statement No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure." At April 30, 2003 the Company has two stock-based employee compensation plans, which are more fully described in Note 5 of the "Notes to Consolidated Financial Statements" in the Company's 2002 Form 10-K. The company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock -based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options have been granted since 1999 and therefore, no proforma net income disclosures are required .

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. This standard became effective in the Company's first quarter of fiscal 2003.

Letters of Credit

This Company has issued various standby letters of credit in the ordinary course of business. No liability has been reflected in the accompanying balance sheet under past or current accounting pronouncements and no draws on the Company's standby letters of credit have ever been made. The currently outstanding standby letters of credit are limited to (i) a letter of credit originally issued approximately 14 years ago (renewable annually) as required under Kansas law to backup self-insured reserves for workers compensation insurance, (ii) a declining standby letter of credit required under Texas law to backup certain industrial revenue bonds issued for a plant expansion in Longview, Texas in 1999 and renewable annually and (iii) other standby letters of credit related to periodic bids and other similar purposes. A default in meeting an obligation or condition under the above-referenced standby letters of credit could require the Company to record a liability. The letters of credit outstanding at April 30, 2003 are summarized as follows:

		Date of
Purpose	Amount	Expiration

Workers compensation - Kansas self-insurance reserves	$1,373,000	April 1, 2004
Industrial revenue bond-Longview, Texas [a]	2,427,617	September 16, 2003
Bids and other	163,127	Various

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

For the three months ended April 30, 2003
Accrued warranties at January 31, 2003	$ 1,186,618

Provisions for warranty charged against income
for the three months ended April 30, 2003	457,767

Payments and adjustments of warranties
for the three months ended April 30, 2003	(443,396)

Accrued warranties at April 30, 2003	$1,200,989

For the six months ended April 30, 2003
Accrued warranties at October 31, 2002	$ 1,076,471

Provisions for warranty charged against income
for the six months ended April 30, 2003	740,578

Payments and adjustments of warranties
for the six months ended April 30, 2003	(616,060)

Accrued warranties at April 30, 2003	$ 1,200,989

CAUTIONARY STATEMENTS REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

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

The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, changes in funds budgeted by Federal, state and local governments, various inventory risks due to changes in market conditions, changes in product demand, changes in competition, the availability of chassis, interest rate fluctuations, development of new products, adequate direct labor pools, changes in tax and other governmental rules and regulations applicable to the Company, substantial dependence on third parties for product quality, reliability and timely fulfillment of orders and other risks as indicated in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date released or to reflect the occurrence of unanticipated events.

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

Item 4. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13(a)-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings
Not applicable

Item 2 -	Changes in Securities
Not applicable

Item 3 -	Defaults on Senior Securities
Not applicable

Item 4 -	Submission of Matters to a Vote of Security-Holders

The Company's 2003 Annual Meeting of Shareholders was held

February 28, 2003. Mr. Arch Gothard III was elected as director for a three-year term. Mr. Gothard received 5,606,826 votes

for, 338,766 against and no abstentions. The other directors whose terms of office continued after the meeting were:

Don L. Collins, Donald Lynn Collins, William R. Patterson

and Donald S. Peters.

Item 5 -	Other Information
Not applicable

Item 6 -	Exhibits and Reports on Form 8-K

(a)	Exhibits
(99.1) Certification of Periodic Report-CEO (99.2) Certification of Periodic Report-CFO

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS INDUSTRIES, INC.
Dated:
June 9, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which

(b) could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:
June 9, 2003
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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
June 9, 2003
/s/ Larry W. Sayre
Larry W. Sayre , Vice President of
Finance and Chief Financial Officer