Form 10-Q
period 2003-07-31
COLLINS INDUSTRIES INC
filed 2003-09-04
CIK 21759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2003

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

Common Stock, $.10 par value 7,249,188

Class Outstanding at September 3, 2003

COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

FORM 10-Q

July 31, 2003

INDEX

PART I.	FINANCIAL INFORMATION	PAGE NO.

Item 1.	Financial Statements:

	Consolidated Condensed Balance Sheets
	July 31, 2003 and October 31, 2002	2

	Consolidated Condensed Statements of Income And
	Comprehensive Income for the
	Three and Nine Months Ended July 31, 2003 and 2002	3

	Consolidated Condensed Statements of Cash Flow
	Nine Months Ended July 31, 2003 and 2002	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.

	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3.

	Quantitative and Qualitative Disclosures About Market
	Risk	20

Item 4.

	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES

		22

CERTIFICATIONS

		23

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
	2003	2002
ASSETS
Current Assets:
Cash	$ 356,548	$ 384,514
Receivables, trade & other	7,948,044	8,982,854
Inventories, lower of cost (FIFO) or market	47,192,027	35,724,808
Prepaid expenses and other current assets	1,473,959	2,883,130
Total current assets	56,970,578	47,975,306

Restricted cash	1,070,050	2,748,970

Property and equipment, at cost	51,716,611	48,880,673
Less: accumulated depreciation	31,433,047	29,653,262
Net property and equipment	20,283,564	19,227,411
Other assets	6,522,689	6,650,054
Total assets	$84,846,881	$76,601,741

LIABILITIES & SHAREHOLDERS' INVESTMENT
Current liabilities:
Current maturities of long-term debt & capitalized leases	$ 2,137,915	$ 2,137,915
Accounts payable	21,768,123	19,673,023
Accrued expenses	7,675,585	6,743,702
Total current liabilities	31,581,623	28,554,640

Long-term debt and capitalized leases	24,231,656	19,395,723

Deferred income tax	1,115,336	1,115,336

Shareholders' investment:
Common stock	724,669	711,563
Paid-in capital	17,567,261	17,110,446
Deferred compensation	(1,393,969)	(1,267,992)
Accumulated other comprehensive income (loss), net	(116,134)	(244,918)
Retained earnings	11,136,439	11,226,943
Total shareholders' investment	27,918,266	27,536,042
Total liabilities & shareholders' investment	$84,846,881	$76,601,741

(See accompanying notes)

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2003	2002	2003	2002

Sales	$ 57,581,114	$55,520,258	$146,997,072	$142,669,730
Cost of sales	51,476,505	49,184,982	130,842,536	127,344,499

Gross profit	6,104,609	6,335,276	16,154,536	15,325,231

Selling, general and administrative expenses	4,622,304	4,344,844	13,831,224	13,428,136

Income from operations	1,482,305	1,990,432	2,323,312	1,897,095

Other income (expense):
Interest expense	(462,319)	(380,905)	(1,418,331)	(1,055,784)
Other, net	(6,301)	(301)	126	(6,071)

Income before provision for income taxes	1,013,685	1,609,226	905,107	835,240

Provision for income taxes	390,000	600,000	350,000	320,000

Net income	$ 623,685	$ 1,009,226	$ 555,107	$ 515,240

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate
swap agreement	61,188	(79,222)	128,784	(212,692)

Comprehensive income	$ 684,873	$ 930,004	$ 683,891	$ 302,548

Earnings per share:
Basic	$ .09	$ .15	$ .08	$ .08
Diluted	$ .09	$ .15	$ .08	$ .08

Dividends per share	$ .03	$ .03	$ .09	$ .09

Weighted average common
and common equivalent shares
outstanding:
Basic	6,647,919	6,735,782	6,645,948	6,663,534
Diluted	6,890,274	6,960,127	6,903,291	6,815,276

(See accompanying notes)

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended
	July 31,
	2003	2002
Cash flow from operations:
Cash received from customers	$148,031,882	$140,959,793
Cash paid to suppliers and employees	(148,668,899)	(138,788,557)
Interest paid	(1,472,480)	(1,031,503)
Income taxes paid	(648,540)	(263,903)

Cash provided by (used in) operations	(2,758,037)	875,830

Cash flow from investing activities:
Capital expenditures	(2,851,807)	(1,698,577)
Other, net	(34,875)	(31,500)

Cash used in investing activities	(2,886,682)	(1,730,077)

Cash flow from financing activities:
Borrowings of long-term debt	6,285,513	4,204,942
Principal payments of long-term debt
and capitalized leases	(1,519,423)	(1,644,153)
Reduction of restricted cash	1,678,920	-
Purchase of common stock and other capital transactions	(182,646)	(1,109,443)
Payment of dividends	(645,611)	(638,911)

Cash provided by financing activities	5,616,753	812,435

Net decrease in cash	(27,966)	(41,812)

Cash at beginning of period	384,514	192,615

Cash at end of period	$ 356,548	$ 150,803

Reconciliation of net income to net cash provided by (used in) operations:

Net income	$ 555,107	$ 515,240
Depreciation and amortization	2,554,327	2,624,765
Decrease (increase) in receivables	1,034,810	(1,709,937)
Increase in inventories	(11,467,219)	(2,383,580)
Decrease in prepaid expenses and other current assets	1,537,954	1,336,772
Increase in accounts payable and accrued expenses	3,026,983	492,570

Cash provided by (used in) operations	$(2,758,037)	$ 875,830

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company's financial position at July 31, 2003 and the results of operations for the three and nine months ended July 31, 2003 and 2002, and the cash flows for the nine months ended July 31, 2003 and 2002.

The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three and nine months ended July 31, 2003 be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 31, 2002.

(2) Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. The Company adopted this new standard on November 1, 2002. Accordingly, goodwill is no longer amortized over future periods, but is assessed for impairment at least annually. As a result of adopting this standard no goodwill impairment charge was required.

At July 31, 2003 and October 31, 2002 the Company's goodwill related to the bus and terminal truck/road construction segments was $3.0 million and $2.0 million, respectively. Goodwill amortization charged against earnings for the three months and nine months ended July 31, 2002 was $85,930 and $257,789, respectively.

(3) Inventories

Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost (FIFO) or market.

Major classes of inventories as of July 31, 2003 and October 31, 2002, consisted of the following:

	July 31, 2003	October 31, 2002

Chassis	$ 8,598,734	$ 7,434,486
Raw materials & components	18,173,286	14,122,413
Work-in-process	7,292,288	6,156,230
Finished goods	13,127,719	8,011,679
	$47,192,027	$35,724,808

(4) Earnings per Share

Dilutive securities, consisting of options to purchase the Company's common stock and restricted stock awards, included in the calculation of diluted weighted average common shares were 242,355 and 224,345 for the three months ended July 31, 2003 and 2002, respectively. The effect of dilutive stock options and restricted stock awards was to increase the weighted average shares outstanding by 257,343 and 151,742 shares for the nine months ended July 31, 2003 and 2002, respectively.

(5) Contingencies and Litigation

At July 31, 2003, the Company had contingencies and pending litigation which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of any individual matter is not presently determinable. It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
(In Thousands)	July 31,		July 31,
	2003	2002	2003	2002
Revenues from external customers:
Ambulance	$ 23,573	$25,818	$ 68,322	$ 66,795
Buses	22,122	19,880	48,982	48,693
Terminal Trucks / Road Construction Equipment	11,886	9,822	29,693	27,182
Consolidated Total	$ 57,581	$55,520	$146,997	$142,670

Segment pretax profit (loss):
Ambulance	$ 513	$ 2,349	$ 2,432	$ 3,980
Buses	1,120	40	975	(414)
Terminal Trucks / Road Construction Equipment	280	81	154	360
Other	(899)	(861)	(2,656)	(3,091)
Consolidated Total	$ 1,014	$ 1,609	$ 905	$ 835

	As of
	July 31,	October 31,
	2003	2002
Segment assets:
Ambulance	$38,677	$32,844
Buses	23,133	21,428
Terminal Trucks / Road Construction Equipment	20,111	17,956
Other	2,926	4,374
Consolidated Total	$84,847	$76,602

(7) Guarantees and Warranties

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. This standard was adopted in the Company's first quarter of fiscal 2003.

Letters of Credit

This Company has issued various standby letters of credit in the ordinary course of business. No liability has been reflected in the accompanying balance sheet under past or current accounting pronouncements and no draws on the Company's standby letters of credit have ever been made. The currently outstanding standby letters of credit are limited to (i) a letter of credit originally issued approximately 14 years ago (renewable annually) as required under Kansas law to backup self-insured reserves for workers compensation insurance, (ii) a declining standby letter of credit required under Texas law to backup certain industrial revenue bonds issued for a plant expansion in Longview, Texas in 1999 and renewable annually and (iii) other standby letters of credit related to periodic bids and other similar purposes. A default in meeting an obligation or condition under the above-referenced standby letters of credit could require the Company to record a liability. The letters of credit outstanding at July 31, 2003 are summarized as follows:

		Date of
Purpose	Amount	Expiration

Workers compensation - Kansas self-insurance reserves	$1,373,000	April 1, 2004
Industrial revenue bond-Longview, Texas [a]	2,124,117	September 16, 2004
Bids and other	111,768	Various

[a] All assets (originally $3.0 million) acquired from the proceeds of the Longview, Texas industrial revenue bonds would also be available to offset any defaults under these obligations. The liquidation amount of such assets is not reasonably estimable.

Warranties

The Company's products generally carry explicit product warranties that extend from several months to more than a year, based on terms that are generally accepted in the marketplace. Certain components included in the Company's end products (such as chassis, engines, axles, transmissions, tires, etc.) may include warranties from original equipment manufacturers (OEM). These OEM warranties are generally passed on to the end customer of the Company's products and the customer generally deals directly with the applicable component manufacturer. The Company records provisions for estimated warranty and other related costs at the time of sale based on historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue may arise which is beyond the scope of the Company's historical experience. The Company provides for any such warranty issues as they become known and estimable. It is reasonably possible that from time to time additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company's historical experience. The following tables provide the changes in the Company's product warranties:

For the three months ended July 31, 2003
Accrued warranties at May 1, 2003	$ 1,200,989

Provisions for warranty charged against income	458,193

Payments and adjustments of warranties	(450,714)

Accrued warranties at July 31, 2003	$ 1,208,468

For the nine months ended July 31, 2003
Accrued warranties at November 1, 2002	$ 1,076,471

Provisions for warranty charged against income	1,198,771

Payments and adjustments of warranties	(1,066,774)

Accrued warranties at July 31, 2003	$ 1,208,468

(8) Stock Based Compensation

On November 1, 2002 the Company adopted FASB Statement No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure." At July 31, 2003 the Company has two stock-based employee compensation plans, which are more fully described in Note 5 of the "Notes to Consolidated Financial Statements" in the Company's 2002 Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options have been granted since 1999 and therefore, no proforma net income disclosures are required.

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

The accounting policies of the segments are the same as those described in the critical accounting policies disclosed in this report and summary of significant accounting policies of the "Notes to Consolidated Financial Statements" in the Company's 2002 Form 10-K. The Company evaluates its performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. For the three months and nine months ended July 31, 2003 and 2002 no nonrecurring gains or losses were incurred and therefore are not reflected in this analysis. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, with all intercompany sales eliminated in consolidation.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

See "Note 6 to the Consolidated Condensed Financial Statements" for quantitative segment information.

RESULTS OF OPERATIONS

Sales

Sales for the three months ended July 31, 2003, increased 4% compared to the same period in fiscal 2002. This increase was principally due to 8% and 17% increases in unit volume sales of bus and terminal trucks/road construction equipment products, respectively. The sales increase in bus products principally resulted from production processing delays experienced in the second fiscal quarter of 2003 that were completed, shipped and recognized as revenue in the third fiscal quarter of 2003. The sales increase in terminal trucks/road construction equipment products primarily resulted from additional export sales of terminal trucks. These increases were partially offset by a 34% decrease in unit volume sales of ambulance products. The unit volume decrease in ambulance products principally related to a large non-recurring export sale of ambulances realized in the third fiscal quarter of 2002. Compared to 2002, the average selling price of terminal trucks/road construction equipment and bus products for the three months ended July 31, 2003 increased by 3% and 2%, respectively. Compared to the same period in fiscal 2002, the average unit selling prices of ambulance products for the three months ended July 31, 2003 increased 38%. This increase was principally a result of the impact of customer-furnished chassis for a large non-recurring export sale of ambulances recognized in the third fiscal quarter of 2002 and other changes in product mix.

Sales for the nine months ended July 31, 2003 increased 3% compared to the same period in fiscal 2002. This increase was principally due to a 12% increase in unit volume sales of terminal trucks/road construction equipment products principally attributable to additional export sales of terminal trucks. This increase was partially offset by 13% and 2% decreases in unit volume sales of ambulance and bus products, respectively. The unit volume decrease of ambulance products was principally attributable to a non-recurring export sale of ambulances in 2002. Compared to the same period in fiscal 2002, the average unit selling prices of ambulance, and bus products increased by 18% and 2%, respectively. Compared to the same period in fiscal 2002, the average selling price of terminal trucks/road construction equipment products decreased by 2%. The increase in the average unit selling price of ambulance products was principally a result of the impact of customer-furnished chassis for a large non-recurring export sale of ambulances in 2002.

The Company's consolidated sales backlog at July 31, 2003 was $52.7 million compared to $42.2 million at October 31, 2002 and $58.0 million at July 31, 2002.

Cost of Sales

Cost of sales for the three months ended July 31, 2003 was 89% of sales compared to 89% for the same period in fiscal 2002. The overall dollar increase in cost of sales for the three months ended July 31, 2003 was principally attributable to a change in product mix resulting in a greater percentage of ambulance revenue from lower margin products. This change in product mix principally resulted from the impact of customer-furnished chassis for a large non-recurring export sale in 2002. The overall dollar increase in cost of sales for the three months ended July 31, 2003 was partially offset by the impact of higher chassis rebates and lower manufacturing costs associated with bus products. Additionally, amortization of goodwill was discontinued effective November 1, 2002 as a result the Company's adoption of FASB No. 142 as described in Note 2 to the Consolidated Financial Statements.

Cost of sales for the nine months ended July 31, 2003 was 89% of sales compared to 89% for the same period in fiscal 2002. The overall dollar increase in cost of sales was principally due to the same reasons discussed in the immediately preceding paragraph.

Selling, General and Administrative Expense

Selling, general and administrative expenses as a percent of sales was 8% for each of the three month periods ended July 31, 2003 and 2002. The overall dollar increase in selling general and administrative expenses for the three months ended July 31, 2003 was principally attributable to increases in selling and marketing costs for ambulance products and increased general and administrative cost in all segments.

Selling, general and administrative expense, as a percent of sales, was 10% for each of the nine month periods ended July 31, 2003 and 2002. The overall dollar increase in selling and marketing expense in 2003 was principally associated with higher selling costs of ambulance products and was partially offset by lower corporate costs.

Other Income (Expense)

Other income (expense) increases for the three months and nine months ended July 31, 2003 were principally a result of the interest costs on increased borrowings. These borrowings were attributable to higher inventories and receivables and increased borrowings under existing Industrial Revenue Bonds related to equipment acquired for automation of certain ambulance operations.

Net Income (Loss)

The Company's net income for the three months ended July 31, 2003 was $.6 million ($.09 per share-diluted) compared to $1.0 million ($.15 per share-diluted) for the same period in fiscal 2002. The decrease in the Company's net income was principally attributable to lower profit contributions from ambulance products, higher selling, general and administrative expenses and higher interest expense. This decrease was partially offset by the Company's discontinuing the amortization of goodwill effective November 1, 2002.

The Company's net income for the nine months ended July 31, 2003 was $.6 million ($.08 per share-diluted) compared to $.5 million ($.08 per share - diluted) for the comparable period in fiscal 2002. Net income as a percent of sales for the nine months ended July 31, 2003 was decreased principally as a result of the impact of a large, non-recurring export sale of ambulances in fiscal 2002 as well as increased interest costs and selling general, and administrative expenses as discussed above. This decrease was partially offset by the Company's discontinuing the amortization of goodwill effective November 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES:

The Company used existing credit lines, internally generated funds and supplier financing to fund its operations and capital expenditures for the nine months ended July 31, 2003.

Cash used in operations was $2.8 million for the nine months ended July 31, 2003, compared to cash provided by operations of $.9 million for the same period in fiscal 2002. Cash used in operations was principally due to the Company's increases in inventories of $11.5 million. Inventories increased due to advanced purchases of chassis and certain production components to capitalize on vendor discounts and incentives. These uses were partially offset by an increase in accounts payable and accrued expenses of $3.0 million associated with increases in inventories and deferred revenues.

Cash used in investing activities was $2.9 million for the nine months ended July 31, 2003 compared to $1.7 million for the same period in fiscal 2002. The increase was principally due to higher capital expenditures for the nine months ended July 31, 2003 associated with certain equipment acquired for the automation of certain ambulance operations. These capital expenditures were principally financed from the proceeds of Industrial Revenue Bonds issued in fiscal 2002.

Cash flow provided by financing activities was $5.6 million for the nine months ended July 31, 2003, compared to $.8 million for the same period in fiscal 2002. This change principally resulted from increased borrowings to finance working capital needs principally inventories and to pay cash dividends. This change was partially offset by the reduction in the restricted cash funds of $1.7 million derived from the proceeds of Industrial Revenue Bonds issued in fiscal 2002.

The Company uses derivative financial instruments to reduce exposure to its variable-rate debt. On July 24, 2001 and on July 5, 2002, the Company entered into interest rate swap agreements to limit the effect of increases in the interest rates on $10.0 million of its floating revolver debt. The agreements provide two $5 million swaps. One of these swaps matured in January 2003 and the other matured in July 2003. On July 5, 2002, the Company entered into an additional $6.8 million declining balance interest rate swap agreement to limit the effect of increases in the interest rates on its floating rate term debt through May 2005. The effect of these agreements is to convert underlying variable-rate debt based on LIBOR to fixed rate debt with an interest rate between 4.42% and 4.65% plus a margin of 175 basis points. These agreements reduce the Company's risk with respect to variable-rate debt. At July 31, 2003 the fair value of this debt was $5.6 million, net of the fair value of the swap of $0.2 million (loss). This debt is reflected as a liability within long-term debt and capitalized leases.

The Company believes that its cash flows from operations, its credit facility and unused funds restricted for future capital expenditures will be sufficient to satisfy its future working capital, capital expenditure requirements and anticipated dividends. The total amount of unused revolving credit available to the Company was $8.2 million at July 31, 2003.

It is customary practice for companies in the specialty vehicle industry to enter into repurchase agreements with financing institutions to provide floor plan financing for dealers. In the event of a dealer default, these agreements generally require the repurchase of products at the original invoice price net of certain adjustments. The risk of loss under the agreements is limited to the risk that market prices for these products may decline between the time of delivery to the dealer and time of repurchase and resale by the Company. The risk is spread over numerous dealers and the Company has not incurred significant losses under these agreements. In the opinion of management, any future losses under these agreements should not have a material adverse effect on the Company's financial position or results of operations. The Company's repurchase obligation under these agreements is limited to vehicles which are in new condition and as to which the dealer still holds title. The Company's contingent obligation under such agreements was approximately $ 4.1 million at July 31, 2003.

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

As of November 1, 2002, the Company tested for impairment of the bus and terminal truck/road construction business segments using the discounted cash flow approach and determined that the fair values for each of these segments exceeded the related carrying values. On an on-going basis, and absent any impairment indicators, the Company will annually conduct similar tests and record any impairment loss. Management believes that the estimates of future cash flows and fair values are reasonable; however, changes in estimates of such cash flows and fair value could affect the evaluations.

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

Warranties

The Company's products generally carry explicit product warranties that extend from several months to more than a year, based on terms that are generally accepted in the marketplace. Certain components included in the Company's end products (such as chassis, engines, axles, transmissions, tires, etc.) may include warranties from original equipment manufacturers (OEM). These OEM warranties are generally passed on to the end customer of the Company's products and the customer generally deals directly with the applicable component manufacturer. The Company records provisions for estimated warranty and other related costs at the time of sale based on historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue may arise which is beyond the scope of the Company's historical experience. The Company provides for any such warranty issues as they become known and estimable. It is reasonably possible that from time to time additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company's historical experience.

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

NEW ACCOUNTING PRONOUNCEMENTS

On November 1, 2002 the Company adopted FASB Statement No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure." At July 31, 2003 the Company has two stock-based employee compensation plans, which are more fully described in Note 5 of the "Notes to Consolidated Financial Statements" in the Company's 2002 Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock -based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options have been granted since 1999 and therefore, no proforma net income disclosures are required.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. This standard became effective in the Company's first quarter of fiscal 2003, requiring the following disclosures for letters of credit and warranties.

Letters of Credit

This Company has issued various standby letters of credit in the ordinary course of business. No liability has been reflected in the accompanying balance sheet under past or current accounting pronouncements and no draws on the Company's standby letters of credit have ever been made. The currently outstanding standby letters of credit are limited to (i) a letter of credit originally issued approximately 14 years ago (renewable annually) as required under Kansas law to backup self-insured reserves for workers compensation insurance, (ii) a declining standby letter of credit required under Texas law to backup certain industrial revenue bonds issued for a plant expansion in Longview, Texas in 1999 and renewable annually and (iii) other standby letters of credit related to periodic bids and other similar purposes. A default in meeting an obligation or condition under the above-referenced standby letters of credit could require the Company to record a liability. The letters of credit outstanding at July 31, 2003 are summarized as follows:

		Date of
Purpose	Amount	Expiration

Workers compensation - Kansas self-insurance reserves	$1,373,000	April 1, 2004
Industrial revenue bond-Longview, Texas [a]	2,124,117	September 16, 2004
Bids and other	111,768	Various

[a] All assets (originally $3.0 million) acquired from the proceeds of the Longview, Texas industrial revenue bonds would also be available to offset any defaults under these obligations. The liquidation amount of such assets is not reasonably estimable.

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

For the three months ended July 31, 2003
Accrued warranties at May 1, 2003	$ 1,200,989

Provisions for warranty charged against income	458,193

Payments and adjustments of warranties	(450,714)

Accrued warranties at July 31, 2003	$ 1,208,468

For the nine months ended July 31, 2003
Accrued warranties at November 1, 2002	$ 1,076,471

Provisions for warranty charged against income	1,198,771

Payments and adjustments of warranties	(1,066,774)

Accrued warranties at July 31, 2003	$ 1,208,468

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not have any variable interest entities; therefore FIN 46 will not have a material effect on its consolidated results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ( SFAS 149 ). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ( SFAS 133 ). SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not have any material derivative instruments; therefore SFAS 149 will not have a material impact on its consolidated results of operations, cash flows or financial condition.

In May 2003, the FASB issued SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ( SFAS 150 ). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any financial instruments within its scope.

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

The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, changes in funds budgeted by Federal, state and local governments, changes in product demand, the availability of key raw materials, components and chassis, various inventory risks due to changes in market conditions, changes in competition, substantial dependence on third parties for product quality, interest rate fluctuations, adequate direct labor pools, development of new products, changes in tax and other governmental rules and regulations applicable to the Company, reliability and timely fulfillment of orders and other risks as indicated in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date released or to reflect the occurrence of unanticipated events.

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

Item 4. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13(a)-14(c) and 15-d-14(c)) as of the end of the period covered by this 10-Q, have concluded that, our disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings
Not applicable

Item 2 -	Changes in Securities
Not applicable

Item 3 -	Defaults on Senior Securities
Not applicable

Item 4 -	Submission of Matters to a Vote of Security-Holders

Not applicable

Item 5 -	Other Information
Not applicable

Item 6 -

Exhibits and Reports on Form 8-K

(a)	Exhibits
(31.1) Certifications-CEO (31.2) Certifications-CFO (32.1) Certification of Periodic Report-CEO (32.2) Certification of Periodic Report-CFO

(b)	Reports on Form 8-K

On May 20, 2003, the Company filed a form 8-K furnishing its press release dated May 20, 2003, which announced its financial results for its second fiscal quarter ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS INDUSTRIES, INC.
Dated:
September 3, 2003

By
/s/ Larry W. Sayre
Larry W. Sayre, Vice President of Finance and Chief Financial Officer
(Signing on behalf of the registrant and as principal accounting officer)