Form 10-K
period 2003-10-31
COLLINS INDUSTRIES INC
filed 2004-01-22
CIK 21759

Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2003 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 0-12619

COLLINS INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Missouri 43-0985160

(State or other jurisdiction of incorporation) (I.R.S. Employer Identification Number)

15 Compound Drive, Hutchinson, Kansas 67502-4349

(Address of principal executive offices) (Zip Code)

Registrant's telephone number including area code: 620-663-5551

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Name of each exchange on which registered

None . N/A .

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

Yes x No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter), is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( x )

Indicate by check mark wither the registrant is an accelerated filer (as defined under rule 12-b of the Act). Yes ___ No x .

The aggregate market value of voting stock held by non-affiliates of the registrant was $ 16,902,506 as of
April 30, 2003

The number of shares of Common Stock outstanding on January 19, 2004 was 6,199,355 .

Documents Incorporated by Reference

The following are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Document: Part of Form 10-K

Proxy Statement for Annual Meeting

of Shareholders on February 27, 2004 Part III .

PART I

Item 1. BUSINESS

General Development of Business

Collins Industries, Inc. was founded in 1971 as a manufacturer of small school buses and ambulances built from modified cargo vans. The Company's initial product was the first "Type A" school bus, designed to carry 16 to 20 passengers. Today the Company manufactures specialty vehicles and accessories for various basic service niches of the transportation industry. The Company's products include ambulances, small school buses, shuttle and mid-size commercial buses, terminal trucks, commercial bus chassis, road construction equipment and industrial rental sweepers. From its inception, Collins' goal has been to become one of the largest manufacturers of specialty vehicles in the U.S. The Company has grown primarily through the internal development of new products and the acquisition of complementary product lines.

In the U.S., Collins believes that it is the largest single manufacturer of ambulances, the second largest manufacturer of terminal trucks, the leading manufacturer of small school buses and a leading manufacturer sweepers used in the road construction industry. The Company sells its products under several well-known trade names, including Wheeled Coach (ambulances), Collins Bus and Mid Bus (small school buses), World Trans(commercial buses), Capacity (terminal trucks) and Waldon /Lay-Mor (road construction and industrial rental sweeper equipment).

Most Collins products are built to customer specifications from a wide range of options offered by the Company. Collins sells to niche markets which demand manufacturing processes too sophisticated for small job shop assemblers, but do not require the highly automated assembly line operations of mass production vehicle manufacturers. The Company emphasizes specialty engineering and product innovation, and it has introduced new products and product improvements, which include the Moduvan ambulance, the first ambulance of its size with advanced life-support system capability; the Dura-Ride suspension system, the first frame-isolating suspension system for terminal trucks; and the innovation of a larger seating capacity, Type A Super Bantam school bus capable of carrying up to 24 passengers, one of the largest Type A school buses in the industry.

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

The Company has continued to improve its manufacturing facilities from time-to-time through the selective upgrading of equipment and the mechanization or automation of appropriate portions of the manufacturing process. In fiscal 2002, both the Florida and Kansas ambulance facilities initiated capital projects to automate production. Substantially all of the costs associated with these projects were financed from the proceeds of Industrial Revenue Bonds totaling $4.0 million. These bonds were issued in the last half of fiscal 2002 and the projects continued into fiscal 2003. Approximately $2.0 million was invested into these projects in fiscal 2003 and $1.2 million in fiscal 2002. Management believes the Company's manufacturing facilities are in good condition and are adequate for the purposes for which they currently are used. The capacity of the Company's current facilities, particularly if operated on a multiple shift basis, is adequate to meet current needs and anticipated sales volumes.

New Products

The Company is not presently and does not anticipate engaging in activities which would require a significant amount of expenditures or use of material amounts of assets for development of products in the planning stage or otherwise for the foreseeable future.

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

Seasonality of Business

Historically, a major portion of the Company's net income has been earned in the second half of the fiscal year ending October 31. The purchasing patterns of school districts are typically strongest in the summer months which accounts for typically stronger sales of small school buses. Generally, the Company's sales tend to be lower in the winter months and first half of the Company's fiscal year due to the purchasing patterns of the Company's customers in general and because purchasing activities are normally lower near the end of the calendar year.

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

Customer Concentration

The Company has no single customer whose loss would have a material adverse effect on the Company as a whole. During 2003, 2002 and 2001, sales to any one customer were not in excess of 10% of consolidated sales.

Sales Backlog

The sales backlog at October 31, 2003, was approximately $46.7 million compared to $42.2 million at October 31, 2002. In the opinion of management, the majority of this sales backlog will be shipped in fiscal 2004.

Governmental Sales

The Company has pursued, and will continue to pursue, opportunities in government sales as they occur. No material portion of the Company's business, however, is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

Marketing and Distribution

The Company, through its wholly owned subsidiaries, markets its products throughout the U.S. and, to a limited extent, abroad, through independent dealers and distributors and the direct sales efforts of Company personnel. Each of the Company's product groups is responsible for its own marketing activities and maintains independent relationships with dealers and distributors. Support is provided to dealers and distributors in bidding, specification writing and customer service.

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

Research and Development Costs
	2003	2002	2001
Research and Development Expenses	$ 93,527	$198,814	$166,763

This table cites the level of research and development costs the Company incurred the past three fiscal years. It should be noted the Company does significant research and development work on the production line and, therefore, the major costs of new programs are recorded as cost of sales and are expensed as prototypes.

Regulation

The Company is subject to various laws and regulations, all of the Company's on-road vehicles must satisfy certain standards applicable to such vehicles established by the United States Department of Transportation. Certain of its products must also satisfy specifications established by other federal, state and local regulatory agencies, primarily dealing with safety and performance standards.

Both federal and state authorities have various environmental control standards relating to air, water, and noise pollution which affect our business and operations. For example, these standards, which are generally applicable to all companies, control our choice of paints, discharge of air compressor waste water and noise emitted by factories. Our facilities are subject to air permitting by the U.S. Environmental Protection Agency and/or authorized States' under federal and/or state regulations implementing the federal Clean Air Act. Each of our facilities is currently operating under valid permits. Costs to renew these permits are immaterial. We rely upon certifications obtained by chassis manufacturers with respect to compliance by our vehicles with all applicable emission control standards.

With respect to employees' health and safety, the Company is subject to various laws and regulations promulgated by the Occupational Safety and Health Administration or OSHA. Our plants are periodically inspected by federal agencies concerned with health and safety in the work place to ensure that our products comply with applicable governmental and industry standards.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended, and other similar state laws require the cleanup of hazardous waste disposal sites. Parties that may be liable under CERCLA for the cleanup of a hazardous waste disposal site include the current property owner, the operator, owners and operators of the property at the time of a release of hazardous substances, the arranger of the disposal, and the transporter of hazardous substances. To date, we have not been notified by the U.S. Environmental Protection Agency, any state agency, or any other private party that we are considered responsible or potentially responsible for some aspect of the cleanup of any hazardous waste disposal site under CERCLA or any other similar state laws.

In management's opinion, the Company and its products are in compliance in all material respects with all applicable governmental regulations. A substantial change in any such regulation could have a significant impact on the business of the Company.

Employees

The Company employs approximately 900 persons full time, including officers and administrative personnel. No Company employees are represented by unions or are covered by collective bargaining agreements. The Company has not experienced any strikes or work stoppages due to labor problems and considers its relations with its employees to be satisfactory.

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

The Company also leases several other facilities throughout the U.S. for the sale and distribution of ambulances. Although the Company evaluates opportunities to acquire additional properties at favorable prices as they arise, it believes that its existing facilities are well maintained and will be adequate to serve its needs in the foreseeable future. Certain Company facilities have room to expand in existing buildings and others have land upon which additional buildings can be constructed.

Item 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of its property is subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2003.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

Collins Industries, Inc. common stock is quoted on the Nasdaq Stock Market under the symbol COLL. The following table sets forth the high and low sales prices per share of the common stock as reported by the Nasdaq Stock Market. There were 518 shareholders of record of the Company's common stock at October 31, 2003.

FISCAL 2003

			Volume
Quarter	High	Low	(000s)
First	$4.45	$3.02	151
Second	3.91	2.94	339
Third	3.68	3.00	424
Fourth	4.50	3.23	542

FISCAL 2002

			Volume
Quarter	High	Low	(000s)
First	$4.00	$2.85	265
Second	5.60	3.50	398
Third	5.25	4.04	454
Fourth	4.10	2.50	229

During the period covered by this Report, the Company did not sell any equity securities that were not registered under the Securities Act.

During each of the fiscal years ended October 31, 2003 and 2002 the Company's annual cash dividend was $0.12 per share and was paid on a quarterly basis.

For information on our equity compensation plans refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management."

Item 6. SELECTED FINANCIAL DATA

Operating History

(In thousands except share and per-share data)

Fiscal years ended October 31,	2003	2002	2001	2000 (a)	1999(b)
Sales	$204,647	$ 200,839	$ 207,653	$ 220,912	$ 196,398
Cost of sales	181,606	178,114	182,317	192,621	165,978
Gross profit	23,041	22,725	25,336	28,291	30,420
Selling, general and administrative
(includes research & development)	18,784	18,366	19,625	20,725	20,046
Income from operations	4,257	4,359	5,711	7,566	10,374
Other income (expenses):
Interest, net	(1,728)	(1,527)	(2,056)	(1,743)	(1,820)
Other, net	(6)	26	27	125	316
Income before provision for income taxes	2,535	2,858	3,682	5,948	8,870
Provision for income taxes	960	1,110	1,300	1,790	3,460
Net income	$ 1,575	$ 1,748	$ 2,382	$ 4,158	$ 5,410
Earnings per share-diluted:
Net income	$ .23	$ .26	$ .33	$ .55	$ .72
Dividends per share	$ .1200	$ .1200	$ .1425	$ .1800	$ .1000
Weighted average shares outstanding - Diluted	6,855,955	6,854,222	7,131,734	7,574,915	7,551,247
Depreciation and amortization	$ 3,320	$ 3,506	$ 3,525	$ 3,099	$ 2,568

Financial Position

(In thousands, except share and per-share data)

As of October 31,	2003	2002	2001	2000 (a)	1999(b)

Current assets	$ 46,550	$ 48,125	$ 44,792	$ 54,871	$ 43,359
Current liabilities	27,031	28,705	26,013	34,719	26,658
Working capital	19,519	19,420	18,779	20,152	16,702
Total assets	73,988	76,752	69,826	81,022	66,979
Long-term debt and capitalized leases (less current maturities)	16,730	19,396	15,124	19,016	15,803
Shareholders' investment	28,894	27,536	27,730	26,673	23,960
Book value per share	3.99	3.87	3.80	3.59	3.21

Financial Comparisons

Fiscal years ended October 31,	2003	2002	2001	2000 (a)	1999(b)

Gross profit margin	11.3%	11.3%	12.2%	12.8%	15.5%
Net profit margin	0.8%	0.9%	1.1%	1.9%	2.8%
Selling, general and administrative (including R&D) as percent of sales	9.2%	9.1%	9.5%	9.4%	10.2%
Current ratio	1.7:1	1.7:1	1.7:1	1.6:1	1.6:1
Long-term debt and capitalized leases
to shareholders' investment	0.7:1	0.7:1	0.5:1	0.7:1	0.7:1
Manufacturing space (000's square feet)	1,108	1,108	1,108	1,108	1,014
Common stock repurchased	$195	$ 1,749	$ 908	$ 539	$ 1,261
Capital expenditures	$3,131	$ 3,004	$ 1,687	$ 1,763	$ 3,140

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

	2003	2002	2001

Sales	100.0%	100.0%	100.0%
Cost of sales	88.7	88.7	87.8
Gross profit	11.3	11.3	12.2

Selling, general and administrative expenses	9.1	9.0	9.4
Research and development expenses	0.1	0.1	0.1

Income from operations	2.1	2.2	2.7

Other income (expense):
Interest, net	(0.8)	(0.8)	(1.0)

Income before provision for income taxes	1.3	1.4	1.7

Provision for income taxes	0.5	0.5	0.6

Net income	0.8%	0.9%	1.1%

OVERVIEW

Collins Industries, Inc. is a manufacturer of specialty vehicles and has three reportable segments: ambulances, buses and terminal trucks/road construction equipment. The bus segment produces small school buses, commercial buses and shuttle buses for sale to schools, hotel shuttle services, airports, and other governmental agencies. The terminal trucks/road construction equipment segment produces off-road trucks designed to move trailers and containers for warehouses, truck terminals, rail yards, rail terminals and shipping ports and produces a line of road construction equipment. Each of the Company's product groups is responsible for its own marketing activities and maintains independent relationships with dealers and distributors.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the "Notes to Consolidated Financial Statements." The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. For the fiscal years ended October 31, 2003, 2002 and 2001 nonrecurring gains or losses were not incurred and as such have no impact on this analysis.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, with all intercompany sales eliminated in consolidation.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

The sales backlog at October 31, 2003, was approximately $46.7 million compared to $42.2 million at October 31, 2002. In the opinion of management, the majority of this sales backlog will be shipped in fiscal 2004.

See "Note 8 to the Consolidated Financial Statements" for quantitative segment information.

RESULTS OF OPERATIONS

Fiscal 2003 Compared to Fiscal 2002

AMBULANCE SEGMENT

The Company's ambulance segment is the most significant of the Company's three reportable segments. The ambulance segment is dependent on a number of factors, including replacement cycles of ambulances, budgetary constraints of Federal, municipal and other governmental agencies, the age and health demographics of medical patients, capital spending trends and interest rates for capital goods. Most ambulance sales are made on a competitive bid basis to public and private ambulance services, fire departments, hospitals and other governmental agencies. Substantially all ambulance sales are based on and built to customer specifications. The Company markets its products through a direct sales force and to a lesser extent through a dealer network throughout the U.S. and abroad.

In fiscal 2003, the ambulance segment sales were $96.5 million or 47.1% of the Company's consolidated sales compared to $95.5 million or 47.6% in fiscal 2002. Unit volume sales of ambulance products decreased 14% in fiscal 2003 compared to 2002. This decrease was principally due to a large non-recurring export sale of ambulances in fiscal 2002. Ambulance products selling prices increased 17% in fiscal 2003 compared to fiscal 2002. This increase principally resulted from the impact of a greater number of customer furnished chassis in 2002 compared to 2003. The impact of non-recurring, large export sale in fiscal 2002 and a change in product mix, were the principal reasons for lower profit margins from the ambulance segment.

The Company produces ambulances in Florida and Kansas and are generally completed in 60-90 days depending on the complexity of the particular ambulance. Chassis, purchased components and raw materials are the most significant ambulance manufacturing costs. Ambulances are produced on a variety of chassis purchased from other manufacturers such as Ford and General Motors As a result, the ambulance segment is dependent upon an adequate supply and flow of chassis from it principal chassis suppliers. The Company maintains chassis consignment pool arrangements with both GM and Ford and generally maintains a 90-120 day supply of chassis in its consignment pools. While an interruption in supply from one source may cause a temporary slowdown in production, the Company believes that it could obtain adequate numbers of chassis from alternate sources of supply. In certain cases, chassis may be supplied by a customer. Other key production components of ambulances include aluminum, steel, lights and lightbars, wood, laminates, paint and electrical wire and components. The Company generally does not enter into long-term production contracts for ambulances that would require contractual provisions for cost adjustments.

The Company made capital expenditures related to the ambulance segment in fiscal 2003 and 2002, of $2.7 million and $2.0 million, respectively. The majority of these expenditures related to the automation of certain cabinet and metal fabrication operations in the Florida and Kansas plants. The Company expects these expenditures to improve the quality of its products and to reduce its overall production costs.

BUS SEGMENT

The Company's bus segment is its second most significant reportable segment. Key business drivers of the bus segment include, among other things, the replacement cycle of buses, transportation budgets of school districts and other non-profit organizations, capital spending trends and interest rates for capital goods. Bus sales are generally made on a competitive bid basis either through the Company's dealer network or directly to an end user for national account customers. Substantially all bus sales are based on and built to customer specifications. Additionally, school buses are manufactured to meet state specifications which vary by state. The majority of the bus segment sales are small Type-A buses sold to either school districts or large contract carriers for school districts. In recent years, many states have adopted new laws that will prohibit or severely limit the public use of 14-passenger vans ("non-conforming vans"). Consequently, public and private schools, public agencies, churches and similar organizations have begun replacement of non-conforming vans with small school buses. As a result, the Company expects the replacement cycle in this new market segment to continue to increase over the next several years. In recent years, the Company has sold an increasing number of small activity buses used by day care, church and other non-profit organizations.

In fiscal 2003, bus segment sales were $66.6 million or 32.6% of the Company's consolidated sales compared to $66.3 million or 33.0% in fiscal 2002. Unit volume sales of bus products decreased by 3% in fiscal 2003. This decrease was principally due to the overall weakness in the school bus transportation markets, school budgetary constraints and a general weakness in the U.S. economy. The average unit price of bus products increased by 4% in fiscal 2003 principally as a result of product mix changes.

The Company produces buses in Kansas and Ohio and are generally completed in 30-60 days depending on the complexity of the particular bus. Chassis, purchased components and raw materials are the most significant bus manufacturing costs. Buses are principally produced on Ford, General Motors and International chassis. As a result, the bus segment is dependent upon a adequate supply and flow of chassis from it principal chassis suppliers. The Company maintains chassis consignment pool arrangements with both GM and Ford and generally maintains a 90-120 day supply of chassis in its consignment pools. While an interruption in supply from one source may cause a temporary slowdown in production, the Company believes that it could obtain adequate numbers of chassis from alternate sources of supply. In certain cases, chassis may be supplied by a customer. Other key production components of buses include steel, lights, wood, windows, paint and electrical wire and components. The Company generally does not enter into long-term production contracts for buses that would require contractual provisions for cost adjustments. In fiscal 2003 the Kansas bus plant completed mechanization projects and made major product and manufacturing process improvements. These projects and improvements were the principal reasons for the increased bus margins achieved in fiscal 2003.

TERMINAL TRUCK/ROAD CONSTRUCTION SEGMENT

Product sales of terminal trucks and road construction units are principally driven by freight volume trends in the intermodal, trucking, warehousing, stevedoring operations and construction spending. Other key drivers of this segment include capital spending and interest rate trends, highway construction budgets and international currency exchange rates. This segment's products are sold direct to end customers and through dealer networks and distributors, depending on the particular product and unit volumes. A majority of this segment's products are sold on a competitive bid basis and terminal trucks are generally manufactured based on the particular specifications and requirements of the end customer. A significant majority of the trucks are built for off-highway use in railyards, ports and warehouses and distribution centers. After-market sales of parts to the terminal truck/road construction market customer base are also a key source of revenue to this segment.

In fiscal 2003, the terminal truck/road construction segment sales were $41.5 million or 20.3% of the Company's consolidated sales compared to $39.0 million or 19.4% in fiscal 2002. Unit volume sales of terminal truck/road construction products increased 7% in fiscal 2003. These unit volume increases principally resulted from higher sales to intermodal, domestic stevedoring, trucking and warehousing customers. Additionally the Company experienced a rebound in the road sweepers sold to the domestic rental market. Average unit selling prices of terminal truck/road construction products decreased less than 1% in fiscal 2003 compared to fiscal 2002.

The Company produces its terminal truck/road construction equipment in Texas and certain other road construction equipment in Oklahoma. These products are geneally manufactured within a 30-60 day timeframe depending on the complexity of the particular product. The most significant manufacturing costs are the engines, transmissions, axles and raw steel components. Other key manufacturing components include windows, hydraulic components, paint and electrical wire and components. The Company generally does not enter into long-term production contracts for terminal truck/road construction products that would require contractual provisions for cost adjustments. Segment pretax profits from terminal truck/road contruction products improved by 42% in fiscal 2003 compared to 2002. These improvements were principally due to the higher unit volumes and product mix.

OTHER

Interest expense increased to $1.7 million in fiscal 2003 compared to $1.5 million in fiscal 2002. This increase was principally a result an overall increase of the Company's average borrowings throughout most of fiscal 2003 required to support higher levels of inventory and capital expenditures financed by Industrial Revenue Bonds.

The Company's net income in fiscal 2003 decreased to $1.6 million ($.23 per share-diluted) compared to $1.7 million ($.26 per share-diluted) in fiscal 2002. The overall decrease was principally due to lower profit contributions from ambulance products and increased interest expense. These decreases were partially offset by the impact of higher profit contributions from bus products, lower corporate expenses.

Fiscal 2002 Compared to Fiscal 2001

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

Cash provided by operations was $4.6 million in fiscal 2003 compared to $4.7 million in fiscal 2002. Principal sources of the cash provided by operations in fiscal 2003 were from Company profits and decreases of accounts receivable. These sources of cash from operations were offset by increases in inventories and decreases in accounts payable (net of controlled disbursements).

Cash provided by operations was $4.7 million in fiscal 2002 compared to $8.7 million in fiscal 2001. Principal sources of the cash provided by operations in fiscal 2002 were from Company profits and increases of accounts payable. These sources of cash from operations were offset by increases in receivables principally associated with exports sales of terminal trucks in October of 2002.

Cash used in investing activities was $3.2 million in fiscal 2003 compared to $3.0 million in fiscal 2002. In fiscal 2003, the principal use of cash for investing purposes was for capital expenditures associated with the automation of certain ambulance production.

Cash used in investing activities was $3.0 million in fiscal 2002 compared to $1.8 million in fiscal 2001. In fiscal 2002, the principal use of cash for investing purposes was for capital expenditures related to automation projects in the ambulance and bus facilities.

Cash used by financing activities was $1.7 million in fiscal 2003 compared to $1.5 million in fiscal 2002. In fiscal 2003, the principal sources of cash from financing activities related to $2.0 million advanced from Industrial Revenue Bonds issued prior to fiscal 2002 and $.9 million in additional debt related to equipment financed by the Company's term debt credit line. These sources of cash from financing activities were partially offset by the Company's repayment of debt of $3.5 million, the repurchase and retirement of common stock of $.2 million and the payment of cash dividends of $.9 million.

Aggregate maturities of $11.3 million in capitalized leases and long-term debt due in 2005 are principally a result of a loan agreement with the Company's lead bank which expires May 17, 2005. The Company currently anticipates arranging an extension or refinancing of this debt at or prior to maturity. See "Note 2 to the Consolidated Financial Statements" for quantitative information.

At October 31, 2003, cash balances included restricted funds of $.8 million related to the unused proceeds from the new Industrial Revenue Bonds issued in fiscal 2002.

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

On May 17, 2002 the Company entered into a Loan and Security Agreement, (the "Agreement"), with Fleet Capital Corporation, a Rhode Island Corporation (the "Bank"). The Agreement , as amended, provides a total credit facility of $39.6 million consisting of a revolving credit facility of $30.0 million and long-term credit facilities of $9.6 million. This Agreement expires May 17, 2005. The credit facilities bear interest based on a combination of Eurodollar (LIBOR plus 1.75%) and the Bank's prime lending rate (4.00% at October 31, 2003). The revolving credit facility also provides for a maximum of $2.5 million in letters of credit, of which $1.5 million were outstanding at October 31, 2003. The total amount of unused revolving credit available to the Company was $17.2 million at October 31, 2003.

On December 1, 2003 the Company completed a modified Dutch auction tender offer, which commenced on October 10, 2003 and expired on November 21, 2003. As a result, the Company purchased and retired 14.4% of its outstanding common stock (1,050,879 shares) at $4.50 per share or $4.7 million. The purchase of the shares was financed by the Company's revolving credit facility. The effect of this transaction increased the Company's interest-bearing debt and reduced its stockholders' equity by $4.7 million.

On January 7, 2004 the Company initiated purchases of normal inventory from a key supplier which carried a special, one-time purchase discount. The discount is expected to be approximately $500,000. The transaction also resulted in the Company amending its bank credit agreement to fund the purchase. The impact of this purchase will temporarily increase the Company's inventories and revolving bank debt by approximately $13.5 million. The Company expects to fully utilize this inventory in normal production over its next three fiscal quarters.

The Company believes that its cash flows from operations, its credit facility with its lead bank and unused funds restricted for future capital expenditures will be sufficient to satisfy its future working capital, capital expenditure requirements and anticipated dividends. See "Note 2 to the Consolidated Financial Statements" for quantitative information.

It is customary practice for companies in the specialty vehicle industry to enter into repurchase agreements with financing institutions to provide floor plan financing for dealers. In the event of a dealer default, these agreements generally require the repurchase of products at the original invoice price net of certain adjustments. The risk of loss under the agreements is limited to the risk that market prices for these products may decline between the time of delivery to the dealer and time of repurchase by the Company. The risk is spread over numerous dealers and the Company has not incurred significant losses under these agreements. In the opinion of management, any future losses under these agreements will not have a material adverse effect on the Company's financial position or results of operations. The Company's repurchase obligation under these agreements is limited to vehicles which are in new condition and as to which the dealer still holds title. The Company's contingent obligation under such agreements was approximately $4,052,000 at October 31, 2003.

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

Impairment of Long-Lived Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. Consequently, goodwill is no longer amortized over future periods, but is assessed for impairment at least annually using a fair value test. The Company adopted this new standard on November 1, 2002.

As of November 1, 2002 and October 31, 2003, the Company tested for impairment the bus and terminal truck/road construction business segments using the discounted cash flow approach and determined that the fair values for each of these segments exceeded the related carrying values. On an on-going basis, and absent any impairment indicators, the Company will conduct similar tests and record any impairment loss. Management believes that the estimates of future cash flows and fair values are reasonable; however, changes in estimates of such cash flows and fair value could affect the valuations.

Insurance Reserves

Generally, the Company is self-insured for workers' compensation for certain subsidiaries and for all group medical insurance. Under these plans, liabilities are recognized for claims incurred (including claims incurred but not reported) and changes in the case reserves. At the time a workers' compensation claim is filed, a liability is estimated to settle the claim. The liability for workers' compensation claims is determined based on management's estimates of the nature and severity of the claims and based on analysis provided by third party administrators and by various state statutes and reserve requirements. Since the liability is an estimate, the ultimate liability may be more or less than reported. If previously established accruals are required to be adjusted, such amounts are included in cost of sales. Group medical reserves are funded through a Trust and are estimated using historical claims' experience.

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

Revenue Recognition

The Company records vehicle sales, and passes title to the customer, at the earlier of completion of the vehicle and receipt of full payment or shipment or delivery to the customer as specified by the customer purchase order. Customer deposits for partial payment of vehicles are deferred and treated as current liabilities until the vehicle is completed and recognized as revenue. In instances where revenue has been recognized and the vehicle is on the Company's property, the customer has instructed in writing the Company to hold the unit for specific business reasons, a delivery date normally within the next 30 days has been established, the vehicles are complete, ready for shipment, and segregated from other vehicles, and the risk of ownership has passed to the customer.

PRINCIPAL CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company's contractual obligations and other commercial commitments are summarized below and fully disclosed in Notes 2 and 7 in Notes to Consolidated Financial Statements:

	Payments due by period (in millions)
		Less than			After 5
	Total	1 year	1-3 years	4-5 years	years

Contractual Cash Obligations
Long-term debt	$ 11.267	$ 1.180	$ 10.087	$ -	$ -
Capital lease obligations	7.868	1.226	2.501	2.113	2.028
Operating leases	1.007	0.618	0.380	0.009	-
Purchase obligations	.773	.773	-	-	-
Chassis contingent obligations	25.110	25.110	-	-	-

Total contractual cash obligations	$ 46.025	$ 28.907	$ 12.968	$ 2.122	$ 2.028

Other Commercial Commitments
Lines of credit	$ -	$ -	$ -	$ -	$ -
Standby letters of credit	3.475	3.475	-	-	-
Standby repurchase commitments	4.052	4.052	-	-	-
Other commercial commitments	-	-	-	-	-

Total commercial commitments	$ 7.527	$ 7.527	$ -	$ -	$ -

Recently Issued Accounting Standards

In December 2002, FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure which provides transition guidance for a voluntary change to the fair value method of accounting (from the intrinsic value method) for stock option awards. The Statement also amends the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The disclosure requirements apply to annual as well as interim disclosures, and are applicable whether Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees ("APB Opinion 25"), or SFAS 123 is used to account for stock-based awards. The Company will continue to apply the provisions of APB Opinion 25 (intrinsic value) in accounting for stock-based awards.

In January 2003, the FASB issued FASB Interpretation 46, Consolidation of Variable Interest Entities. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities-a new term. Under current practice, two enterprises generally have been included in consolidated financial statements because one entity controls the other. FIN 46 defines "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. FIN 46 applies immediately to variable entities created after January 31, 2003. It applies in the first fiscal year or interim periods beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the entity must disclose information about those entities in all financial statements issued after January 31, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 will not have a financial statement impact on the Company.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for "Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003. The Company has not entered into or modified any financial instruments subsequent to May 31, 2003. There was no impact from the adoption of this statement.

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

This annual report on Form 10-K and other written reports and oral statements made from time to time by the Company may contain so-called "forward-looking statements" about the business, financial condition, and prospects of the Company which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as "expects", "plans", "will", "estimates", "forecasts", "projects", and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. One should understand that it is not possible to predict or identify all factors which involve risks and uncertainties. Consequently, the reader should not consider any such list or listing to be a complete statement of all potential risks or uncertainties.

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

The Company uses derivative financial instruments to reduce exposure to its variable-rate debt. On July 5, 2002, the Company entered into an interest rate declining balance swap agreement on term debt of $6.8 million to limit the effect of potential increases in the interest rates on its floating-rate term debt through May 2005. The effect of this agreement is to convert the underlying variable-rate debt based on LIBOR to a fixed-rate debt with an interest rate between 4.42% and 4.65% plus a margin of 175 basis points. Fair value of this swap at October 31, 2003 was $6.6 million. If interest rates for long-term debt under the current credit facility had averaged 10% more on the average variable-rate debt for the entire year, interest expense would have increased, and income before taxes would have decreased by less than $0.05 million for the year ended October 31, 2003.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the years ended October 31,

	2003	2002	2001

Sales	$204,647,364	$200,839,393	$207,653,284
Cost of sales	181,606,051	178,114,150	182,317,488
Gross profit	23,041,313	22,725,243	25,335,796

Selling, general and administrative expenses	18,690,542	18,167,038	19,457,978
Research and development expenses	93,527	198,814	166,763

Income from operations	4,257,244	4,359,391	5,711,055

Other income (expense):
Interest, net	(1,728,369)	(1,527,592)	(2,055,886)
Other, net	6,078	26,034	26,858
	(1,722,291)	(1,501,558)	(2,029,028)

Income before provision for income taxes	2,534,953	2,857,833	3,682,027

Provision for income taxes	960,000	1,110,000	1,300,000

Net income	$ 1,574,953	$ 1,747,833	$ 2,382,027

Other comprehensive income, net of tax:
Unrealized gain (loss) on interest rate swap
agreement	143,702	(244,918)	-

Comprehensive income	$ 1,718,655	$ 1,502,915	$ 2,382,027

Earnings per share:
Basic	$.24	$.26	$.35

Diluted	$.23	$.26	$.33

Dividends per share	$0.1200	$0.1200	$0.1425

The accompanying notes are an integral part of these consolidated statements.

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

October 31,

ASSETS	2003	2002
Current assets:
Cash	$ 77,012	$ 384,514
Receivables	6,679,907	8,982,854
Inventories	36,364,906	35,724,808
Prepaid expenses and other current assets	3,428,027	3,033,130
Total current assets	46,549,852	48,125,306

Restricted cash	772,803	2,748,970

Property and equipment, at cost:
Land and improvements	2,925,178	2,902,933
Buildings and improvements	19,987,222	19,432,685
Machinery and equipment	23,270,297	22,065,315
Office furniture and fixtures	4,355,691	4,479,740
	50,538,388	48,880,673
Less - accumulated depreciation	30,494,964	29,653,262
	20,043,424	19,227,411
Other assets	6,622,131	6,650,054
	$73,988,210	$76,751,741

LIABILITIES & SHAREHOLDERS' INVESTMENT
Current liabilities:
Current maturities of long-term debt and capitalized leases	$ 2,406,250	$ 2,137,915
Controlled disbursements	3,632,287	5,287,090
Accounts payable	13,895,996	14,385,933
Accrued expenses and other current liabilities	7,096,802	6,893,702
Total current liabilities	27,031,335	28,704,640

Long-term debt and capitalized leases	16,729,561	19,395,723

Deferred income taxes	1,333,571	1,115,336

Shareholders' investment:
Preferred stock, $.10 par value
Authorized - 750,000 shares
Outstanding - No shares outstanding
Capital stock, $.10 par value
Authorized - 3,000,000 shares
Outstanding - No shares outstanding
Common stock, $.10 par value
Authorized - 17,000,000 shares
Issued and outstanding - 7,247,865 shares in 2003 and 7,115,629 shares in 2002	724,787	711,563
Paid-in capital	17,570,310	17,110,446
Deferred compensation	(1,238,947)	(1,267,992)
Accumulated other comprehensive income (loss), net	(101,216)	(244,918)
Retained earnings	11,938,809	11,226,943

Total shareholders' investment	28,893,743	27,536,042
	$73,988,210	$76,751,741

The accompanying notes are an integral part of these consolidated balance sheets.

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended October 31,

	2003	2002	2001
Cash flow from operations:
Cash received from customers	$206,950,311	$197,942,040	$211,773,952
Cash paid to suppliers and employees	(199,957,978)	(191,276,791)	(200,474,336)
Interest paid, net	(1,760,118)	(1,563,990)	(2,098,523)
Income taxes paid	(648,540)	(406,650)	(542,250)
Cash provided by operations	4,583,675	4,694,609	8,658,843

Cash flow from investing activities:
Capital expenditures and acquisitions	(3,131,071)	(3,003,579)	(1,667,382)
Expenditures for other assets	(38,096)	(43,560)	(137,420)
Cash used in investing activities	(3,169,167)	(3,047,139)	(1,804,802)

Cash flow from financing activities:
Principal payments of long-term debt and
capitalized leases	(3,546,861)	(2,062,485)	(6,370,175)
Addition to long-term debt and capitalized leases	900,000	5,817,348	1,434,847
Changes in restricted unexpended IRB cash	1,976,167	(2,748,970)	-
Purchase of common stock and other
capital transactions	(188,229)	(1,605,906)	(908,231)
Payment of dividends	(863,087)	(855,558)	(1,021,968)
Cash used in financing activities	(1,722,010)	(1,455,571)	(6,865,527)

Net increase (decrease) in cash	(307,502)	191,899	(11,486)
Cash at beginning of year	384,514	192,615	204,101

Cash at end of year	$ 77,012	$ 384,514	$ 192,615

Reconciliation of net income to net
cash provided by operations:
Net income	$ 1,574,953	$ 1,747,833	$ 2,382,027
Depreciation and amortization	3,320,474	3,505,504	3,525,087
Deferred income taxes (credits)	(152,000)	205,000	344,766
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in receivables	2,302,947	(2,897,353)	4,120,668
Decrease (increase) in inventories	(640,098)	(355,508)	6,041,490
Increase (decrease) in prepaid expenses	(251,196)	361,648	(94,350)
Increase in controlled disbursements	1,654,803	373,394	83,718
Increase (decrease) in accounts payable	(3,799,543)	1,768,676	(8,164,148)
Increase (decrease) in accrued expenses	573,335	(14,585)	417,616
Other, net	-	-	1,969
Cash provided by operations	$ 4,583,675	$ 4,694,609	$ 8,658,843

The accompanying notes are an integral part of these consolidated statements.

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

For the years ended October 31,

	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Other
Balance November 1, 2000	7,424,455	$ 742,446	$ 18,026,830	$ 8,974,609	$ (1,071,169)

Issuance of restricted stock awards, net	132,000	13,200	467,438	-	(480,638)
Amortization of restricted
stock awards	-	-	-	-	605,826
Net income	-	-	-	2,382,027	-
Cash dividends paid	-	-	-	(1,021,968)	-
Purchase and retirement of treasury stock	(264,700)	(26,471)	(881,760)	-	-

Balance October 31, 2001	7,291,755	729,175	17,612,508	10,334,668	(945,981)

Stock issued under stock
option plans	76,000	7,600	135,236	-	-
Issuance of restricted stock awards, net	202,500	20,250	992,250	-	(1,012,500)
Amortization of restricted
stock awards	-	-	-	-	690,489
Net income	-	-	-	1,747,833	-
Other comprehensive loss (net of taxes)	-	-	-	-	(244,918)
Cash dividends paid	-	-	-	(855,558)	-
Tax benefit from NQSO options exercised	-	-	73,731	-	-
Purchase and retirement of treasury stock	(454,626)	(45,462)	(1,703,279)	-	-

Balance October 31, 2002	7,115,629	711,563	17,110,446	11,226,943	(1,512,910)

Stock issued under stock
option plans	3,700	370	6,818	-	-
Issuance of restricted stock awards, net	185,500	18,550	642,768	-	(661,318)
Amortization of restricted
stock awards	-	-	-	-	690,363
Net income	-	-	-	1,574,953	-
Other comprehensive income (net of taxes)	-	-	-	-	143,702
Cash dividends paid	-	-	-	(863,087)	-
Purchase and retirement of treasury stock	(56,964)	(5,696)	(189,722)	-	-
Balance October 31, 2003	7,247,865	$ 724,787	$ 17,570,310	$ 11,938,809	$ (1,340,163)

The accompanying notes are an integral part of these consolidated statements.

Collins Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three years ended October 31, 2003

(1) Summary of Significant Accounting Policies

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

(b) Consolidation and Operations - The consolidated financial statements include the accounts of Collins Industries, Inc. (the Company) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company primarily operates in the bus, ambulance, and terminal truck/road construction equipment segments. Manufacturing activities are carried on solely in the United States. However, the Company does market its products in other countries. Revenues derived from export sales were less than 10% of consolidated sales in fiscal 2003, 2002 and 2001.

(c) Cash and Cash Management - Cash includes checking accounts, funds invested in overnight and other short-term, interest-bearing accounts of three months or less.

The Company maintains controlled disbursement accounts with its lead bank under an arrangement whereby all cash receipts and checks are centralized and presented to the bank daily. All deposits are applied directly against the Company's revolving credit line and all checks presented for payment in the controlled disbursement accounts are funded through daily borrowings under the Company's revolving credit facility. Accordingly controlled disbursements represent the Company's liability for outstanding checks drawn but not yet presented for payment to the bank.

(d) Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. Major classes of inventories which include material, labor, and manufacturing overhead required in production of Company products consisted of the following:

	2003	2002
Chassis	$ 5,727,490	$ 7,434,486
Raw materials & components	15,980,298	14,122,413
Work-in-process	6,705,560	6,156,230
Finished goods	7,951,558	8,011,679
	$36,364,906	$35,724,808

(e) Depreciation and Maintenance - Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives of property are as follows:

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

(f) Impairment of Long‑Lived Assets - Long‑lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

(g) Goodwill - In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. Accordingly, after October 31, 2002, goodwill is no longer be amortized over future periods, but is assessed for impairment at least annually using a fair value test. The Company adopted this new standard on November 1, 2002.

As of November 1, 2002 and October 31, 2003, the Company tested for impairment the bus and terminal truck/road construction business segments using the discounted cash flow approach and determined that the fair values for each of these segments exceeded the related carrying values. On an on-going basis, and absent any impairment indicators, the Company will continue to conduct similar tests and record any impairment losses.

At October 31, 2003 the Company's goodwill related to the bus and terminal truck/road construction segments was $3.0 million and $2.0 million, respectively. Prior to November 1, 2002 goodwill was amortized on a straight-line basis over 15-20 years. Goodwill amortization charged against fiscal 2002 earnings was $283,000, net of tax ($.04 per share).

(h) Revenue Recognition - The Company records vehicle sales, and passes title to the customer, at the earlier of completion of the vehicle and receipt of full payment or shipment or delivery to the customer as specified by the customer purchase order. Customer deposits for partial payment of vehicles are deferred and treated as current liabilities until the vehicle is completed and recognized as revenue. In instances where revenue has been recognized and the vehicle is on the Company's property, the customer has instructed in writing the Company to hold the unit for specific business reasons, a delivery date normally within the next 30 days has been established,the vehicles are complete, ready for shipment, and segregated from other vehicles, and the risk of ownership has passed to the customer.

(i) Earnings Per Share - Basic earnings per share are computed based on the weighted average number of common shares outstanding. Potentially dilutive shares, calculated using the treasury stock method, consist of stock options and restricted stock.

The following is a reconciliation of shares used to calculate basic and diluted earnings per share:

	2003	2002	2001
Average shares outstanding - basic	6,663,471	6,681,140	6,890,965
Effect of potentially dilutive stock options and restricted stock	192,484	173,082	240,769
Average shares outstanding - diluted	6,855,955	6,854,222	7,131,734

(j) Stock Option Plan - The Company applies the intrinsic‑value‑based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed‑plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock‑Based Compensation, established accounting and disclosure requirements using a fair‑value‑based method of accounting for stock‑based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic‑value‑based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. No stock options have been granted since 1999 and therefore, no proforma net income disclosures are required.

(k) Reclassification of Financial Statements - Certain amounts reported for prior years have been reclassified to conform to the 2003 presentation.

(2) Long-term Debt and Capitalized Leases

Long-term debt and capitalized leases at October 31, 2003 and 2002 consist of the following:

	2003	2002
Bank credit facility:
Revolving credit borrowings	$ 4,867,474	$ 6,052,343
Term Loan A, quarterly principal payment of $250,000	5,500,000	6,500,000
Term Loan B, quarterly principal payments of $45,000	900,000	-
Capitalized leases:
City of South Hutchinson, Kansas, 4.75%-5.80%
Annual principal and sinking fund payments range
From $370,000 in 2004 to $323,000 in 2007	1,498,750	1,833,612
City of South Hutchinson, Kansas, 4.80%-5.90%
Annual principal and sinking fund payments range
From $122,000 in 2004 to $150,000 in 2009	770,000	925,138
Longview Industrial Corporation, Longview, Texas
Variable Rate Demand Revenue Bonds, 0.85%-1.95% in 2003
Annual principal and sinking fund payments range
From $400,000 in 2004 to $188,000 in 2009	1,988,337	2,289,212
Orange County Industrial Development Authority
Orlando, Florida, 5.50%
Annual principal and sinking fund payments range
From $165,000 in 2004 to $250,000 in 2012	1,840,000	2,000,000
Reno County, Kansas, 4.60%-5.50%
Annual principal and sinking fund payments range
From $169,000 in 2004 to $250,000 in 2012	1,771,250	1,933,333
	19,135,811	21,533,638
Less - current maturities	2,406,250	2,137,915
	$16,729,561	$19,395,723

On May 17, 2002 the Company entered into a Loan and Security Agreement, (the "Agreement"), with Fleet Capital Corporation, a Rhode Island Corporation (the "Bank"). The Agreement , as amended, provides a total credit facility of $39.6 million consisting of a revolving credit facility of $30.0 million and long-term credit facilities of $9.6 million. This Agreement expires May 17, 2005. The credit facilities bear interest based on a combination of Eurodollar (LIBOR plus 1.75%) and the Bank's prime lending rate (4.00% at October 31, 2003). The revolving credit facility also provides for a maximum of $2.5 million in letters of credit, of which $1.5 million were outstanding at October 31, 2003. The total amount of unused revolving credit available to the Company was $17.2 million at October 31, 2003. Also see Note 10 to the Consolidated Financial Statements - Subsequent Events regarding additional borrowings in January, 2004.

The Company uses derivative financial instruments to reduce exposure to its variable-rate debt. On July 5, 2002, the Company entered into an interest rate declining balance swap agreement on term debt of $6.8 million to limit the effect of potential increases in the interest rates on its floating-rate term debt through May 2005. The effect of this agreement is to convert the underlying variable-rate debt based on LIBOR to a fixed-rate debt with an interest rate between 4.42% and 4.65% plus a margin of 175 basis points. The fair value of this swap at October 31, 2003 was $6.6 million.

The credit facility is collateralized by receivables, inventories, equipment and certain real property. Under the terms of the Agreement, the Company is required to maintain certain financial ratios and other financial conditions. The Agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. At October 31, 2003 and 2002, the Company was in compliance with all loan covenants.

Certain of the Company's manufacturing facilities were financed from the proceeds of industrial revenue bonds. Lease purchase agreements with the respective cities provide that the Company may purchase the manufacturing facilities at any time during the lease terms by paying the outstanding principal amount of the bonds plus a nominal amount. At October 31, 2003, the net book value of manufacturing facilities subject to these lease purchase agreements was approximately $8.2 million. At October 31, 2003 the Company's assets included $.8 million in unexpended cash proceeds from Industrial Revenue Bonds issued in 2002.

The carrying amount of the Company's long-term obligations does not differ materially from fair value based on current market rates available to the Company.

The aggregate maturities of capitalized leases and long-term debt for the years subsequent to October 31, 2003 are as follows:

2004	$ 2,406,250
2005	11,262,057
2006	1,326,250
2007	1,158,750
2008	954,167
2009 and thereafter	2,028,337

The Company has aggregate maturities of $11.3 million in capitalized leases and long-term debt due in 2005, principally as a result of a loan agreement with the Company's lead bank that expires May 17, 2005. The Company currently anticipates arranging an extension or refinancing of this debt at or prior to maturity.

(3) Other Comprehensive Income

Other comprehensive income consists of net income and other gains and losses affecting shareholders' investments that, under generally accepted accounting principles, are excluded from net income. Accumulated other comprehensive loss as of October 31, 2003, includes unrealized losses on interest rate swaps of $161,216, reduced by $60,000 of deferred tax benefit. Accumulated other comprehensive loss as of October 31, 2002, includes unrealized losses on interest rate swaps of $394,918, reduced by $150,000 of deferred tax benefit. Other comprehensive income for the years ended October 31, 2003 and 2002 was $1,718,655 and $1,502,915, respectively. There was no other comprehensive income or loss for the year ended October 31, 2001.

(4) Income Taxes

The provision for income taxes consists of the following:

	2003	2002	2001

Current	$ 1,112,000	$ 905,000	$ 1,120,000
Deferred	(152,000)	205,000	180,000
	$ 960,000	$ 1,110,000	$ 1,300,000

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

	2003	2002
Deferred tax assets:
Self-insurance reserves	$ 517,000	$ 424,000
Vacation	194,000	206,000
Warranty	469,000	343,000
Doubtful accounts	75,000	25,000
Inventories	370,000	429,000
Amortization	217,000	178,000
Interest rate swaps	60,000	150,000
Restricted stock awards	270,000	151,000
Deferred compensation	84,000	40,000
Other	-	25,000
	2,256,000	1,971,000
Deferred tax liabilities:
Accelerated depreciation	(1,553,000)	(1,296,000)
Prepaid health insurance	(462,000)	(590,000)
Other	(4,000)	-
	(2,019,000)	(1,886,000)

Net deferred tax assets	$ 237,000	$ 85,000

No valuation allowance against deferred tax assets was provided at October 31, 2003 and 2002, as management considers it more likely than not that the recorded tax assets will be realized.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the three years during the period ended October 31, 2003 follows:

	2003	2002	2001
Statutory federal income tax rate	34%	34%	34%
Increase (decrease) in taxes
Resulting from:
State tax, net of federal benefit	4	4	3
Other	-	1	(2)

Effective tax rate	38%	39%	35%

(5) Capital Stock

Preferred Stock - On March 28, 1995, the Company's Board of Directors adopted a stockholders rights plan (Plan) and declared a dividend distribution of one right (Right) for each outstanding share of common stock to stockholders of record on April 20, 1995. Under the terms of the Plan each Right entitles the holder to purchase one one-hundredth of p share of Series A Participating Preferred Stock (Unit) at an exercise price of $7.44 per Unit. The Rights are exercisable a specified number of days following (i) the acquisition by a person or group of persons of 20% or more of the Company's common stock or (ii) the commencement of a tender offer or an exchange offer for 20% or more of the Company's common stock or (iii) when a majority of the Company's unaffiliated directors (as defined) declares that a person is deemed to be an adverse person (as defined) upon determination that such adverse person has become the beneficial owner of at least 10% of the Company's common stock. The Company has authorized and reserved 750,000 shares of preferred stock, $.10 par value, for issuance upon the exercise of the Rights. The Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right in accordance with the provisions of the Plan. Rights expire on April 1, 2005 unless redeemed by the Company.

Stock-Based Compensation Plans - The Company has two shareholder-approved stock plans, the 1997 Omnibus Incentive Plan (the "1997 Plan") and 1995 Stock Option Plan (the "1995 Plan"). Under the 1997 Plan, directors, officers and key employees may be granted stock options, restricted stock and other stock-based awards. A total of 2,000,000 shares may be granted under the 1997 Plan. At October 31, 2003 a total of 196,000 share were available for future issuance under the 1997 Plan.

In fiscal 2003, the Company issued 205,000 shares of common stock under the 1997 Plan in the form of restricted stock awards which will vest in fiscal 2007. In fiscal 2002, the Company issued 202,500 shares of common stock under the 1997 Plan in the form of restricted stock awards which will vest in fiscal 2005. In fiscal 2001, the Company issued 142,000 shares of common stock in the form of restricted stock awards which will vest in fiscal 2004. Restricted shares issued under the 1997 Plan were awarded as an incentive to retain key employees, officers and directors. Upon issuance of restricted stock, unearned compensation, equivalent to the excess of the market price of the shares awarded over the price paid by the recipient at the date of grant, is charged to equity and amortized against income over the related vesting period.

At October 31, 2003, options for 732,500 shares were outstanding under the 1997 Plan. Under the 1995 Plan, a total of 1,000,000 shares of the Company's common stock were available for grant to officers, directors and key employees. As of October 31, 2003, all of these shares had been granted and options for 105,700 shares were outstanding under the 1995 Plan.

Under both plans, the exercise price of all options granted through October 31, 2003 equaled the stock's market price on the date of grant and fully vested six months after the date of grant. The original expiration dates of the options ranged from 5 to 10 years. Options outstanding at October 31, 2003 had a weighted average contractual life of four years and exercise prices ranged from $1.75 to $5.13 per share.

A summary of the Company's two stock option plans at October 31, 2003, 2002 and 2001 and changes during the years then ended are presented in the table following:

	2003		2002		2001
		Per		Per		Per
	Shares	Share(a)	Shares	Share(a)	Shares	Share(a)
Outstanding at beginning of year	849,800	$4.26	925,800	$4.07	985,800	$4.08

Exercised	(3,700)	1.94	(76,000)	1.88	-	-

Forfeited	(7,900)	4.44	-	-	(60,000)	4.33

Outstanding at end of year	838,200	$4.27	849,800	$4.26	925,800	$4.07

Exercisable at end of year	838,200	$4.27	849,800	$4.26	925,800	$4.07

(a) Weighted average exercise price per share.

The Company applies the intrinsic‑value‑based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed‑plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock‑Based Compensation, established accounting and disclosure requirements using a fair‑value‑based method of accounting for stock‑based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic‑value‑based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. No stock options have been granted since 1999 and therefore, no proforma net income disclosures are required.

(6) Tax Deferred Savings Plan and Trust

In 1985, the Company made available to all eligible employees the opportunity to participate in the Company's Tax Deferred Savings Plan and Trust. The Company provides a 50% matching contribution in the form of cash or unregistered common stock of the Company on the eligible amount invested by participants in the plan to purchase common stock of the Company. The Company's contribution to this plan was $159,160 in 2003, $81,488 in 2002, and $131,165 in 2001. This plan held 535,552 shares of the Company's common stock at October 31, 2003 and 515,427 shares at October 31, 2002.

(7) Commitments and Contingencies

(a) Letters of Credit - The Company has outstanding letters of credit as more fully described in Note 2.

(b) Repurchase Agreements - It is customary practice for companies in the specialty vehicle industry to enter into repurchase agreements with financing institutions to provide floor plan financing for dealers. In the event of a dealer default, these agreements generally require the repurchase of products at the original invoice price net of certain adjustments. The risk of loss under the agreements is limited to the risk that market prices for these products may decline between the time of delivery to the dealer and time of repurchase by the Company. The risk is spread over numerous dealers and the Company has not incurred significant losses under these agreements. In the opinion of management, any future losses under these agreements will not have a material adverse effect on the Company's financial position or results of operations. The Company's repurchase obligation under these agreements is limited to vehicles which are in new condition and as to which the dealer still holds title. The Company's contingent obligation under such agreements was approximately $4,052,000 at October 31, 2003.

(c) Operating Leases - The Company has operating leases principally for certain manufacturing facilities vehicles and equipment. Operating lease expense was $651,998 in 2003, $586,297 in 2002, and $612,352 in 2001. It is expected that in the ordinary course of business these leases will be renewed or replaced as they expire.

The following schedule details operating lease commitments for the years subsequent to October 31, 2003:

2004	$618,037
2005	294,866
2006	84,783
2007	9,285
2008	-
2009 and thereafter	-

(d) Litigation - At October 31, 2003 the Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position or results of operations.

(e) Self-insurance Reserves - The Company is self-insured for workers compensation, health insurance, general liability and product liability claims, subject to specific retention and reinsurance levels.

(f) Chassis Contingent Liabilities - The Company obtains certain vehicle chassis from two automotive manufacturers under agreements that do not transfer the vehicle's certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory. Chassis are typically converted and delivered to customers within 90 days. The Company's contingent liability under such agreements amounted to $25.1 Million at October 31, 2003.

(g) Warranties - The Company's products generally carry explicit product warranties that extend from several months to more than a year, based on terms that are generally accepted in the marketplace. Certain components included in the Company's end products (such as chassis, engines, axles, transmissions, tires, etc.) may include warranties from original equipment manufacturers (OEM). These OEM warranties are generally passed on to the end customer of the Company's products and the customer generally deals directly with the applicable component manufacturer. The Company records provisions for estimated warranty and other related costs at the time of sale based on historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue may arise which is beyond the scope of the Company's historical experience. The Company provides for any such warranty issues as they become known and estimable. It is reasonably possible that from time to time additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company's historical experience. The following table provide the changes in the Company's product warranties (in thousands):

Accrued warranties at November 1, 2002	$ 1,076

Provisions for warranty charged against income	1,442

Payments and adjustments of warranties	(1,385)

Accrued warranties at October 31, 2003	$ 1,133

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to the Consolidated Financial Statements. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. For the fiscal years ended October 31, 2003, 2002 and 2001 nonrecurring gains or losses were not incurred and as such have no impact on this analysis.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, with all intercompany sales eliminated in consolidation.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

The following table contains segment information for the years ended October 31, 2003, 2002 and 2001. All amounts are in thousands of dollars.

		Ambulance	Buses	Terminal Trucks / Road Construction Equipment	Other	Consolidated Total

Revenues from external customers	2003	$96,487	$66,631	$41,529	-	$204,647
	2002	95,547	66,266	39,026	-	200,839
	2001	95,932	66,022	45,699	-	207,653

Intersegment revenues:	2003	142	411	48	-	601
	2002	787	2,315	251	-	3,353
	2001	-	1,370	257	-	1,627

Interest income/(expense) net:	2003	(499)	(520)	(697)	(12)	(1,728)
	2002	(283)	(497)	(691)	(57)	(1,528)
	2001	(624)	(769)	(944)	281	(2,056)

Depreciation and amortization:	2003	(722)	(1,060)	(559)	(979)	(3,320)
	2002	(700)	(1,195)	(707)	(904)	(3,506)
	2001	(778)	(1,220)	(715)	(812)	(3,525)

Segment profit (loss) pre tax:	2003	3,390	1,773	1,078	(3,706)	2,535
	2002	6,333	(167)	761	(4,069)	2,858
	2001	4,089	689	2,385	(3,481)	3,682

Segment assets:	2003	31,224	18,265	19,628	4,871	73,988
	2002	32,844	21,428	17,956	4,524	76,752
	2001	26,411	22,125	16,767	4,523	69,826

Segment expenditures for capital assets:	2003	2,706	211	138	76	3,131
	2002	1,953	902	122	27	3,004
	2001	856	386	229	216	1,687

Other includes the elimination of intersegment transactions and expenses generated to support corporate activities not directly attributable to any specific organization within the enterprise.

Non-domestic sales were $10.9 million, $19.8 million, and $12.0 million for fiscal years 2003, 2002 and 2001, respectively.

All assets are held by companies operating in the United States.

During 2003, 2002 and 2001, sales to any one customer were not in excess of 10% of consolidated sales.

(9) Quarterly Financial Information (Unaudited)

(Dollars in thousands except per share information)

Financial Results

	Net Sales		Gross Profit		Net Earnings (Loss)
	2003	2002	2003	2002	2003	2002

First Quarter	$43,836	$ 39,774	4,701	$ 3,918	$(149)	$ (660)
Second Quarter	45,580	47,375	5,349	5,072	80	166
Third Quarter	57,581	55,520	6,105	6,335	624	1,009
Fourth Quarter	57,650	58,170	6,886	7,400	1,020	1,233

Fiscal Year

	$204,647	$200,839	$23,041	$22,725	$1,575	$ 1,748

	Basic Earnings (Loss) Per Common Share		Diluted Earnings (Loss) Per Common Share
	2003	2002	2003	2002

First Quarter	$ (.02)	$ (.10)	$ (.02)	$ (.10)
Second Quarter	.01	.03	.01	.02
Third Quarter	.09	.15	.09	.15
Fourth Quarter	.16	.18	.15	.18

Fiscal Year

	$ .24	$ .26	$ .23	$ .26

Fiscal year 2002 diluted earnings per share is greater than the sum of quarters due to rounding and reduction of shares outstanding from purchase and retirement of treasury stock.

(10) Subsequent Events

On December 1, 2003 the Company completed a modified Dutch auction tender offer, which commenced on October 10, 2003 and expired on November 21, 2003. As a result, the Company purchased and retired 14.4% of its outstanding common stock (1,050,879 shares) at $4.50 per share or $4,728, 942. The purchase of the shares was financed by the Company's revolving credit facility. The effect of this transaction increased the Company's interest-bearing debt and reduced its stockholders' equity by $4,728,942. Following the purchase of shares tendered in the tender offer, the Company had 6,196,989 outstanding common shares.

On January 7, 2004 the Company initiated purchases of normal inventory from a key supplier which carried a special, one-time purchase discount. The discount is expected to be approximately $500,000. The transaction also resulted in the Company amending its bank credit agreement to fund the purchase. The impact of this purchase will temporarily increase the Company's inventories and revolving bank debt by approximately $13.5 million. The Company expects to fully utilize this inventory in normal production over its next three fiscal quarters.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and
Shareholders of Collins Industries, Inc.,

We have audited the accompanying consolidated balance sheets of Collins Industries, Inc. (a Missouri corporation) and Subsidiaries as of October 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, shareholders' investment and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated financial statements of the Company for the year ended October 31, 2001 was audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated November 19, 2001.

We conducted our auditsin accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collins Industries, Inc. and Subsidiaries as of October 31, 2003 and 2002, and the results of their operations and their cash flows for the yearsthen ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for goodwill and other intangible assets to comply with the accounting provisions of Statement of Financial Accounting Standard No. 142.

KPMG LLP

Kansas City, Missouri
November 21, 2003, except for Note 10,

as to which the date is January 7, 2004

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

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

a)      Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13(a)-14(c) and 15-d-14(c)) as of the end of the period covered by this annual report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

b)      Changes in internal controls. There have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors and Executive Officers is contained in the section entitled "Management" and "Committees of the Board and Other Corporate Governance Matters" in the Proxy Statement for the Annual Meeting of Shareholders to be held February 27, 2004, and is incorporated herein by reference.

Code of Ethics - We are in the process of finalizing our Code of Ethics (the "Code"). The Code will be adopted by the date of our 2004 Annual Meeting of Stockholders and will be applicable to all directors and employees. The Code will be posted on our website at http://www.collinsind.com. We will satisfy any disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions by disclosing the nature of such amendment or waiver on our website.

Item 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation is contained in the section entitled "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 27, 2004, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 27, 2004, and is incorporated herein by reference.

Equity Compensation Plan - The followingtable sets forth information as of the end of the Company's 2003 fiscal year with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A) (C)

Equity compensation plans approved by security holders	838,200	(1)	$4.27	196,000

Equity compensation plans not approved by security holders	-		$ -	-

Total	838,200		$4.27	196,000

(1) These plans include the 1995 Stock Option Plan and the 1997 Omnibus Incentive Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 with respect to principal accountant fees and services is contained in the section entitled "Fees and Services of KPMG LLP" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on February 27, 2004, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS
 ON FORM 8-K

(a) The following documents are filed as a part of this Report:

(1) Financial Statements:

All financial statements and notes thereto as set
forth under Item 8 of this Report on Form 10-K:

Reports of Independent Public Accountants

Consolidated Statements of Income and Comprehensive Income for
the Three Years Ended October 31, 2003

Consolidated Balance Sheets--October 31, 2003
and 2002

Consolidated Statements of Cash Flows for
the Three Years Ended October 31, 2003

Consolidated Statements of Shareholders' Investment
for the Three Years Ended October 31, 2003

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

Rights Agreement dated as of March 28, 1995 between the Registrant and Mellon Bank, N.A. (included as Exhibit 1 to Form 8-A filed with the SEC as of March 28, 1995 and incorporated herein by reference).

4.2	-	First Amendment to the Rights Agreement dated as of April 25, 1995 (included as Exhibit 4 to Form 8-A/A filed with the SEC as of May 8, 1995 and incorporated herein by reference).

10.1	-

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

10-Q for the quarterly period ended July 31, 1999.)

10.6	-	Loan and Security Agreement dated as of May 17, 2002, by and between Collins Industries, Inc., and Fleet Capital Corporation. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarterly period ended July 31, 2002.)	-	Florida IRB Lease dated November 15, 1997, between the Registrant and the City of South Hutchinson, Kansas.

10.7	-

Deferred Compensation Plan dated as of November 27, 2001, between Collins Industries, Inc and Intrust Bank N.A. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarterly period ended July 31, 2002.)

Exhibit Number		Document

10.8	-

Lease dated June 20, 2002, by and between Reno County, Kansas and Wheeled Coach Industries, Inc. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Report on Form 10-K for the fiscal year ended October 31, 2002.)

10.9	-

Amendment No. 1 dated as of October 15, 2002, to the Loan and Security Agreement dated as of May 17, 2002, by and between Collins Industries, Inc., and Fleet Capital Corporation. (Incorporated herein by reference to Exhibit 10.9 to the Registrant's Report on Form 10-K for the fiscal year ended October 31, 2002.)

10.10	-

Financing Agreement dated October 16, 2002, between the Orange County Industrial Development Authority, Orange County Florida, and Wheeled Coach Industries, Inc.. (Incorporated herein by reference to Exhibit 10.10 to the Registrant's Report on Form 10-K for the fiscal year ended October 31, 2002.)

10.11	-

Amendment No. 2 dated as of December 31, 2002, to the Loan and Security Agreement dated as of May 17, 2002, by and between Collins Industries, Inc., and Fleet Capital Corporation. (Incorporated herein by reference to Exhibit 99(b)(3) to the Registrant's Report on Form SC TO-I filed October 10, 2003.)

10.12	-

Amendment No. 3 dated as of October 9, 2003, to the Loan and Security Agreement dated as of May 17, 2002, by and between Collins Industries, Inc., and Fleet Capital Corporation. (Incorporated herein by reference to Exhibit 99(b)(4) to the Registrant's Report on Form SC TO-I filed October 10, 2003.)

10.13	-	Amendment No. 4 dated as of December 5, 2003, to the Loan and Security Agreement dated as of May 17, 2002, by and between Collins Industries, Inc., and Fleet Capital Corporation.

Exhibit Number		Document

10.14	-	Amendment No. 5 dated as of January 7, 2004, to the Loan and Security Agreement dated as of May 17, 2002, by and between Collins Industries, Inc., and Fleet Capital Corporation.

21.1	-	The following are the names and jurisdiction of incorporation of the subsidiaries of the Company:

Jurisdiction
		Names	of Incorporation

		Collins Bus Corporation	Kansas
		Capacity of Texas, Inc.	Texas
		Mid Bus, Inc.	Ohio
		Wheeled Coach Industries, Inc.	Florida
		Collins Ambulance Corp.	Kansas
		Collins Financial Services, Inc.	Kansas
		Mobile Products, Inc.	Kansas
		Mobile-Tech Corporation	Kansas
		World Trans, Inc.	Kansas

23.1	-	Accountants Consent

31.1	-	Section 302 Certification of Periodic Report-CEO

31.1	-	Section 302 Certification of Periodic Report-CFO

32.1	-	Section 906 Certification of Periodic Report-CEO

32.2	-	Section 906 Certification of Periodic Report-CFO

(b) Reports on Form 8-K

On August 18, 2003, the Company filed a Form 8-K furnishing its press release dated August 18, 2003, which announced its financial results for its third fiscal quarter ended July 31, 2003.

The Company filed a Form 8-K, all of which reported information under Item 5 on the following date: October 10, 2003

On November 28, 2003, the Company filed a Form 8-K furnishing its press release dated November 25, 2003, which announced its financial results for its fiscal year ended October 31, 2003.

The Company filed a Form 8-K, all of which reported information under Item 5 on the following date: January 9, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS INDUSTRIES, INC.

	By	/s/ Donald Lynn Collins
Donald Lynn Collins, President
and Chief Executive Officer

Dated:	January 19, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in their respective capacities and on the dates indicated.

Dated:	January 19, 2004	/s/ Don L. Collins
Don L. Collins, Director

Dated:	January 19, 2004	/s/ Donald Lynn Collins
Donald Lynn Collins, Director,
President and Chief Executive
Officer
(Principal Executive Officer)

Dated:	January 19, 2004	/s/ Don S. Peters
Don S. Peters, Director

Dated:	January 19, 2004	/s/ Arch G. Gothard, III
Arch G. Gothard III, Director

Dated:	January 19, 2004	/s/ William R. Patterson
William R. Patterson, Director

Dated:	January 19, 2004	/s/ Larry W. Sayre
Larry W. Sayre, Vice President of Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)