Form 10-Q
period 2004-01-31
COLLINS INDUSTRIES INC
filed 2004-03-11
CIK 21759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  January 31, 2004

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

   (Zip Code)

Registrant’s telephone number including area code

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value

      6,389,355          .

Class

         Outstanding at March 10, 2004

#

COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

FORM 10-Q

January 31, 2004

INDEX

PART I.	FINANCIAL INFORMATION	PAGE NO.

Item 1.	Financial Statements:

	Consolidated Condensed Balance Sheets
	January 31, 2004 and October 31, 2003	2

	Consolidated Condensed Statements of Income And
	Comprehensive Income
	Three Months Ended January 31, 2004 and 2003	3

	Consolidated Condensed Statements of Cash Flow
	Three Months Ended January 31, 2004 and 2003	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.

	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3.

	Quantitative and Qualitative Disclosures
	About Market Risk	20

Item 4.

	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES		22

CERTIFICATIONS		23

#

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	January 31,	October 31,
	2004 .	2003 .
ASSETS
Current Assets:
Cash	$ 184,847	$ 77,012
Receivables, trade & other	7,124,483	6,679,907
Inventories, lower of cost (FIFO) or market	42,447,281	36,364,906
Prepaid expenses and other current assets	2,653,831	3,428,027
Total current assets	52,410,442	46,549,852

Restricted cash	764,380	772,803

Property and equipment, at cost	49,472,907	50,538,388
Less: accumulated depreciation	29,938,315	30,494,964
Net property and equipment	19,534,592	20,043,424
Other assets	6,399,904	6,622,131
Total assets	$79,109,318	$73,988,210

LIABILITIES & SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt & capitalized leases	$ 2,412,502	$ 2,406,250
Accounts payable	14,703,833	17,528,283
Accrued expenses	5,762,652	7,096,802
Total current liabilities	22,878,987	27,031,335

Long-term debt and capitalized leases	31,195,394	16,729,561

Deferred income tax	1,333,571	1,333,571

Shareholders’ investment:
Common stock	638,936	724,787
Paid-in capital	13,497,727	17,570,310
Deferred compensation	(2,034,525)	(1,238,947)
Accumulated other comprehensive income (loss), net	(91,965)	(101,216)
Retained earnings	11,691,193	11,938,809
Total shareholders’ investment	23,701,366	28,893,743
Total liabilities & shareholders’ investment	$79,109,318	$73,988,210

(See accompanying notes)

#

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	January 31,
	2004 .	2003 .

Sales	$41,093,907	$43,836,057
Cost of sales	36,867,745	39,135,263

Gross profit	4,226,162	4,700,794

Selling, general and administrative expenses	4,267,943	4,464,944

Income (loss) from operations	(41,781)	235,850

Other income (expense):
Interest expense	(373,502)	(478,745)
Other, net	320,526	3,924
	(52,976)	(474,821)

Loss before income taxes	(94,757)	(238,971)

Income tax expense (benefit)	(30,000)	(90,000)

Net loss	$ (64,757)	$ (148,971)

Other comprehensive income, net of tax:
Unrealized gain on interest rate swap	9,251	50,083

Comprehensive loss	$ (55,506)	$ (98,888)

Earnings (loss) per share:
Basic	$ (.01)	$ (.02)
Diluted	$ (.01)	$ (.02)

Dividends per share	$ .03	$ .03

Weighted average common
and common equivalent shares
outstanding:
Basic	6,035,080	6,651,831
Diluted	6,035,080	6,651,831

(See accompanying notes)

#

Collins Industries, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended
	January 31,
	2004 .	2003 .
Cash flow from operations:
Cash received from customers	$40,649,331	$42,023,961
Cash paid to suppliers and employees	(48,937,857)	(51,205,222)
Interest paid	(355,177)	(557,394)
Income taxes paid	(766,061)	(646,257)

Cash used in operations	(9,409,764)	(10,384,912)

Cash flow from investing activities:
Capital expenditures	(216,845)	(1,375,760)
Net proceeds from sale of building and land	399,810	-
Other, net	(10,500)	(11,625)

Cash provided by (used in) investing activities	172,465	(1,387,385)

Cash flow from financing activities:
Borrowings of long-term debt	15,054,713	11,062,519
Principal payments of long-term debt
and capitalized leases	(417,211)	(406,250)
Expenditures of restricted cash	8,423	1,201,538
Purchase of common stock and other captal transactions	(5,117,933)	(83,063)
Payment of dividends	(182,858)	(208,969)

Cash provided by financing activities	9,345,134	11,565,775

Net increase (decrease) in cash	107,835	(206,522)

Cash at beginning of period	77,012	384,514

Cash at end of period	$ 184,847	$ 177,992

Reconciliation of net income (loss) to net cash provided by (used in) operations:
Net loss	$ (64,757)	$ (148,971)
Depreciation and amortization	852,997	813,320
Increase in receivables	(444,576)	(1,812,096)
Increase in inventories	(6,082,375)	(9,536,059)
Decrease in prepaid expenses and other current assets	783,446	470,249
Decrease in accounts payable and accrued expenses	(4,158,600)	(171,355)
Gain on sale of building and land	(295,899)	-

Cash used in operations	$ (9,409,764)	$(10,384,912)

(See accompanying notes)

#

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to summarize fairly the Company’s financial position at January 31, 2004 and the results of operations and the cash flows for the three months ended January 31, 2004 and 2003.

The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three months ended January 31, 2004 be read in conjunction with the Company’s Annual Report for the year ended October 31, 2003.

(2)  Inventories

Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost (FIFO) or market.  See note 3 regaurding a one-time special purchase of inventory.

Major classes of inventories as of January 31, 2004 and October 31, 2003, consisted of the following:

	January 31, 2004	October 31, 2003

Chassis	$ 14,958,737	$ 5,727,490
Raw materials & components	14,006,629	15,980,298
Work-in-process	6,421,968	6,705,560
Finished goods	7,059,947	7,951,558
	$42,447,281	$36,364,906

(3)  Long Term Debt and Shareholders Equity

On January 7, 2004 the Company initiated purchases of normal inventory from a key supplier which carried a special, one-time purchase discount. The discount is expected to be approximately $500,000. The transaction also resulted in the Company amending its bank credit agreement to fund the purchase. The impact of this purchase temporarily increased the Company’s inventories and revolving bank debt by approximately $13.5 million. The Company expects to fully utilize this inventory in normal production over the next two fiscal quarters.

On December 1, 2003 the Company completed a modified Dutch auction tender offer for the purchase of a portion its common stock.  As a result, the Company purchased and retired 14.4% of its outstanding common stock (1,050,879 shares) at $4.50 per share exclusive of transaction expenses. The purchase of the shares was financed by the Company’s revolving credit facility. The effect of this transaction increased the Company’s interest-bearing debt and reduced its stockholders’ equity by $5.1 million.

(4)  Earnings per Share

Dilutive securities, consisting of options to purchase the Company’s common stock and restricted stock awards, are included in the calculation of diluted weighted average common shares. Due to a net loss, there were no dilutive securities for the three month periods ended January 31, 2004 and 2003.

(5)  Contingencies and Litigation

At January 31, 2004 the Company had contingencies and pending litigation which arose in the ordinary course of business.  Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable.  It is management's opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company's consolidated financial position or results of operations or cash flows.

#

(6)  Segment Information

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

	Three Months Ended
(In Thousands)	January 31,
	2004 .	2003 .
Revenues from external customers:
Ambulance	$18,088	$21,686
Buses	9,028	13,434
Terminal Trucks / Road Construction Equipment	13,978	8,716
Consolidated Total	$41,094	$43,836

Pretax segment profit (loss):
Ambulance	$ 479	$ 912
Buses	(468)	(244)
Terminal Trucks / Road Construction Equipment	458	(74)
Other	(564)	(833)
Consolidated Total	$ (95)	$ (239)

	As of
	January 31,	October 31,
	2004 .	2003 .
Segment assets:
Ambulance	$37,352	$31,224
Buses	19,372	18,265
Terminal Trucks / Road Construction Equipment	18,896	19,628
Other	3,489	4,871
Consolidated Total	$79,109	$73,988

#

(7)  Guarantees and Warranties

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements.   This standard was adopted in  the Company's first quarter of fiscal 2003.

Letters of Credit

This Company has issued various standby letters of credit in the ordinary course of business. No liability has been reflected in the accompanying balance sheet under past or current accounting pronouncements and no draws on the Company’s standby letters of credit have ever been made.  The currently outstanding standby letters of credit are limited to (i) a letter of credit originally issued approximately 15 years ago (renewable annually) as required under Kansas law to backup self-insured reserves for workers compensation insurance, (ii) a declining standby letter of credit required under Texas law to backup certain industrial revenue bonds issued for a plant expansion in Longview, Texas in 1999 that is renewable annually and (iii) other standby letters of credit related to periodic bids and issued for other similar purposes. A default in meeting an obligation or condition under the above-referenced standby letters of credit could require the Company to record a liability.  The letters of credit outstanding at January 31, 2004 are summarized as follows:

		Date of
Purpose	Amount	Expiration

Workers compensation – Kansas self-insurance reserves	$1,373,000	April 1, 2004
Industrial revenue bond-Longview, Texas [a]	2,124,117	September 16, 2004
Bids and other	203,285	Various

[a] All assets (originally $3.0 million) acquired with the proceeds of the Longview, Texas industrial revenue bonds would also be available to offset any defaults under these obligations.  The liquidation amount of such assets is not reasonably estimable.

Warranties

The Company's products generally carry explicit product warranties that extend from several months to more than a year, based on terms that are generally accepted in the marketplace. Certain components included in the Company's end products (such as chassis, engines, axles, transmissions, tires, etc.) may include warranties from original equipment manufacturers (OEM). These OEM warranties are generally passed on to the end customer of the Company's products and the customer generally deals directly with the applicable component manufacturer. The Company records provisions for estimated warranty and other related costs at the time of sale based on historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue may arise which is beyond the scope of the Company's historical experience. The Company provides for any such warranty issues as they become known and estimable. It is reasonably possible that from time to time additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company's historical experience.  The following tables provide the changes in the Company’s product warranties (in thousands):

Accrued warranties at October 31, 2003	$ 1,133

Provisions for warranty charged against income
for the three months ended January 31, 2004	340

Payments and adjustments of warranties
for the three months ended January 31, 2004	(339)

Accrued warranties at January 31, 2004	$1,134

(8)  Stock Based Compensation

On November 1, 2002 the Company adopted FASB Statement No. 148 (SFAS 148), “Accounting for Stock-Based Compensation - Transition and Disclosure.”   At January 31, 2004 the Company had two stock-based employee compensation plans, which are more fully described in Note 5 of the “Notes to Consolidated Financial Statements” in the Company’s 2003 Form 10-K.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  No stock based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  No stock options have been granted  since 1999 and therefore, no proforma net income disclosures are required.

#

Item 2 - Management’s Discussion and Analysis of Financial Condition and Result of Operations

GENERAL

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition.  The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

	2004	2003

Sales	100.0%	100.0%
Cost of sales	89.7	89.3
Gross profit	10.3	10.7

Selling, general and administrative expenses	10.4	10.2

Income (loss) from operations	(0.1)	0.5

Other income (expense):
Interest, net	(0.9)	(1.1)
Other, net	0.8	0.0

Loss before benefit for income taxes	(0.2)	(0.6)

Income tax benefit	0.1	0.2

Net loss	(0.1)%	(0.4)%

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the “Notes to Consolidated Financial Statements” in the Company’s 2003 Form 10-K.  The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, with all intercompany sales eliminated in consolidation.

The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.

Consolidated sales for the quarter ended January 31, 2004 decreased 6% to $41.1 million compared to $43.8 million for the same period last year. The overall sales decrease was principally due to the impact of lower bus and ambulance sales during the quarter and was partially offset by higher sales of terminal truck/road construction products.

The Company posted a consolidated net loss of $.06 million ($.01 per share – diluted) for the quarter ended January 31, 2004 compared to a net loss of $.15 million ($.02 per share - diluted) for the same period last year.  The net loss for the quarter ended January 31, 2004 decreased principally due to higher profit contributions from terminal truck/road construction products, lower interest costs and a gain from the sale of a building and land. These improvements were partially offset by lower profit contributions from ambulance and bus products.

The sales backlog at January 31, 2004, was approximately $48.5 million compared to $46.7  million at October 31, 2003 and $50.7 million at January 31, 2003.

See “Segment Information” (Note 6 to the Consolidated Financial Statements) for quantitative segment information.

RESULTS OF OPERATIONS

AMBULANCE SEGMENT

For the three months ended Janaury 31, 2004, the ambulance segment sales were $18.1 million or 44.0% of the Company’s consolidated sales compared to $21.7 million or 49.5% for the same period in fiscal 2003. Unit volume sales of ambulance products decreased 18.5% for the three months ended January 31, 2004 compared to the same period in 2003. This decrease was principally due to budgetary curtailments by certain municipalities and national not-for-profit organizations. Ambulance products selling prices increased 2.3% in the three months ended January 31, 2004 compared to the same period in fiscal 2003. This increase principally resulted from normal price increases required to offset increases in chassis costs, raw materials and direct labor.

For the three months ended January 31, 2004, ambulance segment gross profit decreased 20.6% and  selling, general and administrative expenses decreased by 10.1% compared to the same period last year.  Substantially all of these decreases were a result of lower sales volumes. Pretax profit of the ambulance segment decreased by 47.5% to $.48 million for the three months ended January 31, 2004 compared to the same period last year principally as a result of the sales volume declines discussed above.

BUS SEGMENT

For the three months ended January 31, 2004, bus segment sales were $9.0 million or 22.0% of the Company’s consolidated sales compared to $13.4 million or 30.6% for the same period last year.  Unit volume sales of bus products decreased by 13.2% for the three months ended January 31, 2004 compared to the same period in fiscal 2003.  This decrease was principally due to the overall weakness in the school bus transportation markets, school budgetary constraints, temporary production inefficiencies and a general weakness in the U.S. economy.  The average unit price of bus products decreased by 22.6% in the three months ended January 31, 2004 compared to the same period in fiscal 2003.  Substantially all of this unit price decrease resulted from customer supplied chassis for bus products.  Customer supplied chassis in the three months ended January 31, 2004 amounted to 57.9% of the bus units produced compared to 13.4% for the same period last year.

For the three months ended January 31, 2004, bus segment gross profit decreased 54.6% and  selling, general and administrative expenses decreased by 6.4% compared to the same period last year.  These decreases were principally a result of the sales volume declines described above. The pretax loss of the bus segment increased to $.47 million for the three months ended January 31, 2004 compared to $.24 million in the same period last year.  The pretax loss increased principally as a result of the sales volume declines discussed above and was partially offset by lower interest costs.

TERMINAL TRUCK/ROAD CONSTRUCTION SEGMENT

For the three months ended January 31, 2004, terminal truck/road construction segment sales were $14.0 million or 34.0% of the Company’s consolidated sales compared to $8.7 million or 19.9% for same period last year.  Unit volume sales of  terminal truck/road construction products increased by 53.2% for the three months ended January 31, 2004 compared to the same period in fiscal 2003.  This increase was principally due to the impact of additional export sales associated with foreign stevedoring operations and the changes in currency exchange rates and higher domestic sales to intermodal and warehousing customers. Additionally, this segment experienced a rebound in the road sweepers sold to the domestic rental market. The average unit price of terminal truck/road construction  products increased by 4.7% in the three months ended January 31, 2004 compared to the same period in fiscal 2003.  Substantially all of this increase related to general price increases to offset higher engine and transmission costs and to the product mix of terminal truck products.

For the three months ended January 31, 2004, terminal truck/road construction segment gross profit increased 71.6% and selling, general and administrative expenses increased by 4.2% compared to the same period last year.  These increases were principally a result of higher sales volumes described above. The pretax income of the terminal truck/road construction segment increased to $.46 million for the three months ended January 31, 2004 compared to a pretax loss of $.08 million in the same period last year.  The pretax income of the terminal truck/road construction segment increased principally as a result of the sales volume gains discussed above and to a lesser extent, due to lower interest costs.

OTHER

Interest expense for the three months ended January 31, 2004 decreased to $.37 million compared to $.48 million in the same period last year.  This decrease was principally a result of an overall decrease of the Company’s average borrowings throughout most of the first quarter of fiscal 2004.

Other income for the three months ended January 31, 2004 was $.32 million. Of this  amount, $.30 million resulted from a nonrecurring gain from the sale of a building and land.

 LIQUIDITY AND CAPITAL RESOURCES

The Company used existing credit lines, proceeds from Industrial Revenue Bonds, internally generated funds and supplier financing to fund its operations and capital expenditures for the three months ended January 31, 2004.

Cash used in operations was $9.4 million for the three months ended January 31, 2004, compared to $10.4 million for the same period last year.  Cash was used in operations principally to fund increases in accounts receivable and inventories of $.4 and $6.1 million, respectively, and to reduce accounts payable and accrued expenses of $4.2 million. These decreases were partially offset by depreciation and amortization of $.9 million and a decrease in prepaid and other current assets of $.8 million.

Cash provided by investing activities was $.2 million for the three months ended January 31, 2004 compared to cash used in investing activites of $1.4 million for the same period last year.  The decrease in cash used by investing activities was principally due to the proceeds from the sale of a building and land in first fiscal quarter of 2004 and higher capital expenditures for the three months ended January 31, 2003 associated with certain equipment acquired for the automation of certain ambulance operations.

Cash flow provided by financing activities was $9.3 million for the three months ended January 31, 2004 compared to $11.6 million for the same period last year.  This change principally resulted from increased borrowings to finance the repurchase of the 1,050,879 shares of the Company’s common stock in a modified Dutch auction tender offer ($5.1 million) and to finance a special purchase ($13.5 million) of certain inventory from a key supplier which carried a special, one-time purchase discount.  These changes were offset by a nonrecurring decrease in restricted cash ($1.2 million)  associated the capital expenditures financed by Industrial Revenue Bonds in 2003.

On January 7, 2004 the Company initiated purchases of normal inventory from a key supplier which carried a special, one-time purchase discount. The discount was approximately $500,000. The transaction also resulted in the Company amending its bank credit agreement to obtain funds for the purchase. The impact of this purchase temporarily increased the Company’s inventories and revolving bank debt by approximately $13.5 million. The Company expects to fully utilize this inventory in normal production over its next two fiscal quarters.

The Company uses derivative financial instruments to reduce exposure to its variable-rate debt.  On July 5, 2002, the Company entered into a $6.8 million declining balance interest rate swap agreement to limit the effect of increases in the interest rates on its floating rate term debt through May 2005.  The effect of this agreement is to convert underlying variable-rate debt based on LIBOR to fixed rate debt with an interest rate between 4.42% and 4.65% plus a margin of 175 basis points.  This agreement reduces the Company's risk with respect to variable-rate debt.  At January 31, 2004, the fair value of this debt was $5.3 million, net of the fair value of the swap of $.1 million (loss).  This debt is reflected as a liability within long-term debt and capitalized leases.

The Company believes that its cash flows from operations, its credit facility with its lead bank and unused funds restricted for future capital expenditures will be sufficient to satisfy its future working capital needs, capital expenditure requirements and anticipated dividends. The total amount of unused revolving credit available to the Company was $9.7 million at January 31, 2004.

It is customary practice for companies in the specialty vehicle industry to enter into repurchase agreements with financing institutions to provide floor plan financing for dealers.  In the event of a dealer default, these agreements generally require the repurchase of products at the original invoice price net of certain adjustments.  The risk of loss under the agreements is limited to the risk that market prices for these products may decline between the time of delivery to the dealer and time of repurchase and resale by the Company.  The risk is spread over numerous dealers and the Company has not incurred significant losses under these agreements.  In the opinion of management, any future losses under these agreements will not have a material adverse effect on the Company’s financial position or results of operations.  The Company’s repurchase obligation under these agreements is limited to vehicles which are in new condition and as to which the dealer still holds title.  The Company’s contingent obligation  under such agreements was approximately $2.3 million at January 31, 2004.

CRITICAL ACCOUNTING PRINCIPLES AND ESTIMATES

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that of our critical accounting policies, the following may involve a higher degree of judgments, estimates, and complexity:

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

Goodwill and Other Assets

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

As of October 31, 2003, the Company tested for impairment of the bus and terminal truck/road construction business segments using the discounted cash flow approach and determined that the fair values for each of these segments exceeded the related carrying values. On an on-going basis, and absent any impairment indicators, the Company will annually conduct similar tests and record any impairment loss. Management believes that the estimates of future cash flows and fair values are reasonable; however, changes in estimates of such cash flows and fair value could affect the evaluations.

Insurance Reserves

Generally, the Company is self-insured for workers' compensation for certain subsidiaries and for all group medical insurance. Under these plans, liabilities are recognized for claims incurred (including claims incurred but not reported) and changes in the reserves. At the time a workers' compensation claim is filed, a liability is estimated to settle the claim. The liability for workers' compensation claims is determined based on management’s estimates of the nature and severity of the claims and based on analyses by third party administrators and by various state statutes and reserve requirements. Since the liability is an estimate, the ultimate liability may be more or less than reported.  If previously established accruals are required to be adjusted, such amounts are included in cost of sales. Group medical reserves are funded through a trust and are estimated using historical claims' experience.

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

Warranties

The Company's products generally carry explicit product warranties that extend from several months to more than a year, based on terms that are generally accepted in the marketplace. Certain components included in the Company's end products (such as chassis, engines, axles, transmissions, tires, etc.) may include warranties from original equipment manufacturers (OEM). These OEM warranties are generally passed on to the end customer of the Company's products and the customer generally deals directly with the applicable component manufacturer. The Company records provisions for estimated warranty and other related costs at the time of sale based on historical warranty loss experience and periodically adjusts these provisions to reflect actual 2experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue may arise which is beyond the scope of the Company's historical experience. The Company provides for any such warranty issues as they become known and estimable. It is reasonably possible that from time to time additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company's historical experience.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities  (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not have any variable interest entities; therefore, FIN 46 will not have a material effect on its consolidated results of operations or financial position.

CAUTIONARY STATEMENTS REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

This report and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements” about the business, financial condition and prospects of the Company, all of which are subject to risks and uncertainties.  One can identify these forward-looking statements by their use of words such as “expects”, “plans”, “will”, “estimates”, “forecasts”, “projects”, and other words of similar meaning.  One can also identify them by the fact that they do not relate strictly to historical or current facts.  One should understand that it is not possible to predict or identify all factors, which involve risks and uncertainties.  Consequently, the reader should not consider any such list or listing to be a complete statement of all potential risks or uncertainties.

The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, changes in funds budgeted by Federal, state and local governments, changes in product demand, the availability of key raw materials, components and chassis, various inventory risks due to changes in market conditions, changes in competition, substantial dependence on third parties for product quality, interest rate fluctuations, adequate direct labor pools, development of new products, changes in tax and other governmental rules and regulations applicable to the Company, reliability and timely fulfillment of orders and  other risks as  indicated in the Company’s filings with the Securities and Exchange Commission.  The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date released or to reflect the occurrence of unanticipated events.

The Company does not assume the obligation to update any forward-looking statement.  One should carefully evaluate such statements in light of factors described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any).

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in this disclosure.

Item 4.  CONTROLS AND PROCEDURES

a)

Evaluation of disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-14(c) and 15-d-14(c)) as of the end of the period covered by this Form 10-Q, have concluded that, our disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

b)

Changes in internal controls over financial reporing.    There were no significant changes in our internal controls over finacial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

#

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

On January 9, 2004 the Company filed a Current Report on Form 8-K, all of which reported information under Item 5, announcing that the Company exercised a special one-time discount on normal inventory offered by a key supplier.

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS INDUSTRIES, INC.
Dated:	March 10, 2004

By
/s/ Larry W. Sayre
Larry W. Sayre, Vice President of Finance and Chief Financial Officer
(Signing on behalf of the registrant and as principal accounting officer)

#