Form 10-Q
period 2004-04-30
COLLINS INDUSTRIES INC
filed 2004-06-09
CIK 21759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 0-12619

Collins Industries, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-0985160
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

15 Compound Drive	Hutchinson, Kansas	67502-4349
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number including area code	620-663-5551

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No	__

Indicate by check mark wither the registrant is an accelerated Filer (as defined under rule 12b-2 of the Act).				Yes___	No X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value			6,364,716

Class	Outstanding at June 9, 2004

COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

FORM 10-Q

April 30, 2004

INDEX

PART I.	FINANCIAL INFORMATION	PAGE NO.

Item 1.	Financial Statements:

	Consolidated Condensed Balance Sheets
	April 30, 2004 and October 31, 2003	2

	Consolidated Condensed Statements of Income and
	Comprehensive Income
	Three and Six Months Ended April 30, 2004 and 2003	3

	Consolidated Condensed Statements of Cash Flow
	Six Months Ended April 30, 2004 and 2003	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.
	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3.
	Quantitative and Qualitative Disclosures
	About Market Risk	21

Items 4.
	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer
	Purchases of Equity Securities	22

Items 4.	Submission of Matters to a Vote of Security-Holders	22

Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES		23

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Collins Industries, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
	April 30,	October 31,
	2004	2003

ASSETS
Current Assets:
Cash	$ 134,359	$ 77,012
Receivables, trade & other	7,758,571	6,679,907
Inventories, lower of cost (FIFO) or market	37,509,126	36,364,906
Prepaid expenses and other current assets	2,191,463	3,428,027
Total current assets	47,593,519	46,549,852

Restricted cash	655,709	772,803

Property and equipment, at cost	50,018,093	50,538,388
Less: accumulated depreciation	30,522,870	30,494,964
Net property and equipment	19,495,223	20,043,424
Other assets	6,436,232	6,622,131
Total assets	$74,180,683	$73,988,210

LIABILITIES & SHAREHOLDER’S INVESTMENT
Current liabilities:
Current maturities of long-term debt & capitalized leases	$ 2,476,890	$ 2,406,250
Accounts payable	17,489,506	17,528,283
Accrued expenses	6,536,095	7,096,802
Total current liabilities	26,502,491	27,031,335

Long-term debt and capitalized leases	22,164,791	16,729,561

Deferred income tax	1,333,571	1,333,571

Shareholders’ investment:
Common stock	635,732	724,787
Paid-in capital	13,342,980	17,570,310
Deferred compensation	(1,830,663)	(1,238,947)
Accumulated other comprehensive income (loss), net	(65,327)	(101,216)
Retained earnings	12,097,108	11,938,809
Total shareholders’ investment	24,179,830	28,893,743
Total liabilities & shareholders’ investment	$74,180,683	$73,988,210

(See accompanying notes)

Collins Industries, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,

	2004	2003	2004	2003

Sales	$50,011,421	$45,579,901	$91,105,328	$89,415,958
Cost of sales	43,742,119	40,230,768	80,609,864	79,366,031

Gross profits	6,269,302	5,349,133	10,495,464	10,049,927

Selling, general and administrative expenses	4,880,428	4,743,976	9,148,371	9,208,920

Income from operations	1,388,874	605,157	1,347,093	841,007

Other income (expense):
Interest expense	(385,647)	(477,267)	(759,149)	(956,012)
Other, net	(4,806)	2,503	315,720	6,427
	(390,453)	(474,764)	(443,429)	(949,585)

Income (loss) before income taxes	998,421	130,393	903,664	(108,578)

Income tax expense (benefit)	370,000	50,000	340,000	(40,000)

Net income (loss)	$ 628,421	$ 80,393	$ 563,664	$ (68,578)

Other comprehensive income, net of tax:
Unrealized gain on interest rate swap	26,638	17,512	35,889	67,595

Comprehensive income (loss)	$ 655,059	$ 97,905	$ 599,553	$ (983)

Earnings (loss) per share:
Basic	$ .11	$ .01	$ .10	$ (.01)
Diluted	$ .10	$ .01	$ .09	$ (.01)

Dividends per share	$ .035	$ .030	$ .065	$ .060

Weighted average common and common
equivalent shares outstanding:
Basic	5,651,506	6,637,829	5,845,400	6,644,946
Diluted	6,074,645	6,831,277	6,237,990	6,644,946

(See accompanying notes)

Collins Industries, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)
	Six Months Ended April 30,
	2004	2003
Cash flow from operations:
Cash received from customers	$90,026,664	$90,345,344
Cash paid to suppliers and employees	(88,057,670)	(97,123,616)
Interest paid	(781,730)	(991,034)
Income taxes paid	(766,291)	(648,540)

Cash provided by (used in) operations	420,973	(8,417,846)

Cash flow from investing activities:
Capital expenditures	(762,030)	(2,459,423)
Net proceeds from sale of building and land	399,810	-
Other, net	(54,334)	(23,250)

Cash used in investing activities	(416,554)	(2,482,673)

Cash flow from financing activities:
Borrowings of long-term debt	7,391,491	10,719,547
Principal payments of long-term debt and
capitalized leases	(1,774,407)	(1,113,040)
Expenditures of restricted cash	117,094	1,572,338
Purchase of common stock	(5,275,885)	(83,062)
Payment of dividends	(405,365)	(421,289)

Cash provided by financing activities	52,928	10,674,494

Net increase (decrease) in cash	57,347	(226,025)

Cash at beginning of period	77,012	384,514

Cash at end of period	$ 134,359	$158,489

Reconciliation of net income (loss) to net cash provided by
(used in) operations:
Net income (loss)	$ 563,664	$ (68,578)
Depreciation and amortization	1,703,123	1,681,013
Decrease (increase) in receivables	(1,078,664)	926,754
Increase in inventories	(1,144,220)	(16,189,473)
Decrease in prepaid expenses and other current assets	1,272,453	1,100,139
Increase (decrease) in accounts payable and accrued expenses	(599,484)	4,132,299
Gain on sale of building and land	(295,899)	-

Cash provided by (used in) operations	$ 420,973	$(8,417,846)

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the Company’s financial position at April 30, 2004 and the results of operations and the cash flows for the three and six months ended April 30, 2004 and 2003.

The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three and six months ended April 30, 2004 be read in conjunction with the Company’s Annual Report for the year ended October 31, 2003.

(2) Inventories

Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost (FIFO) or market. See Note 3 regarding a one-time special purchase of inventory.

Major classes of inventories as of April 30, 2004 and October 31, 2003 consisted of the following:

	April 30, 2004	October 31, 2003
Chassis	$ 8,265,765	$ 5,727,490
Raw materials & components	13,449,032	15,980,298
Work-in-process	6,773,340	6,705,560
Finished goods	9,020,989	7,951,558
	$37,509,126	$36,364,906

(3) Long Term Debt and Shareholders Equity

On January 7, 2004 the Company initiated purchases of normal inventory from a key supplier which carried a special, one-time purchase discount. The discount amounted to approximately $500,000. The transaction also resulted in the Company amending its bank credit agreement to fund the purchase. The impact of this purchase increased the Company’s inventories and revolving bank debt by approximately $13.5 million at January 31, 2004. At April 30, 2004 the Company’s inventories related to this special purchase amounted to $7.0 million and the related revolving debt was $6.6 million.  The Company expects to fully utilize this inventory in normal production over the next fiscal quarter.

On December 1, 2003 the Company completed a modified Dutch auction tender offer for the purchase of a portion of its common stock. As a result, the Company purchased and retired 14.4% of its outstanding common stock (1,050,879 shares) at $4.50 per share exclusive of transaction expenses. The purchase was financed by the Company’s revolving credit facility. The effect of this transaction increased the Company’s interest-bearing debt and reduced its stockholders’ equity by $5.1 million.

(4) Earnings per Share

Dilutive securities, consisting of options to purchase the Company’s common stock and restricted stock awards, are included in the calculation of diluted weighted average common shares were 423,139 and 193,448 for the three months ended April 30, 2004 and 2003, respectively. Dilutive securities for the six months ended April 30, 2004 were 392,590 and were zero for the same period last year.

(5) Contingencies and Litigation

At April 30, 2004 the Company had contingencies and pending litigation which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management’s opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company’s consolidated financial position or results of operations or cash flows.

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

(In Thousands)	Three Months Ended April 30,	Six Months Ended April 30,

	2004	2003	2004	2003
Revenues from external customers:
Ambulance	$20,942	$23,062	$39,030	$44,749
Buses	13,367	13,426	22,395	26,860
Terminal Trucks/Road Construction Equipment	15,702	9,092	29,680	17,807
Consolidated Total	$50,011	$45,580	$91,105	$89,416

Pretax segment profit (loss):
Ambulance	$886	$ 1,007	$ 1,365	$ 1,919
Buses	293	99	(175)	(145)
Terminal Trucks/Road Construction Equipment	859	(53)	1,317	(126)
Other	(1,040)	(923)	(1,603)	(1,757)
Consolidated Total	$ 998	$ 130	$ 904	$ (109)

	As of
	April 30,	October 31,
	2004	2003
Segment assets:
Ambulance	$33,228	$31,224
Buses	18,444	18,265
Terminal Trucks/Road Construction Equipment	19,072	19,628
Other	3,437	4,871
Consolidated Total	$74,181	$73,988

(7) Guarantees and Warranties

Letters of Credit

The Company has issued various standby letters of credit in the ordinary course of business. No liability has been reflected in the accompanying balance sheet under and no draws on the Company’s standby letters of credit have ever been made. The current outstanding standby letters of credit are limited to (i) a letter of credit originally issued approximately 15 years ago (renewable annually) as required under Kansas law to backup self-insured reserves for workers compensation insurance, (ii) a declining standby letter of credit required under Texas law to backup certain industrial revenue bonds issued for a plant expansion in Longview, Texas in 1999 that is renewable annually and (iii) other standby letters of credit related to periodic bids and issued for other similar purposes. A default in meeting an obligation or condition under the above-referenced standby letters of credit could require the Company to record a liability. The letters of credit outstanding at April 30, 2004 are summarized as follows:

		Date of
Purpose	Amount	Expiration

Workers compensation – Kansas self-insurance reserves	$1,373,000	April 1, 2005
Industrial revenue bond-Longview, Texas [a]	1,618,411	September 16, 2004
Bids and other	249,285	Various

[a] All assets (originally $3.0 million) acquired with the proceeds of the Longview, Texas industrial revenue bonds would also be available to offset any defaults under these obligations. The liquidation amount of such assets is not reasonably estimable.

Warranties

The Company’s products generally carry explicit product warranties that extend from several months to more than a year, based on terms that are generally accepted in the marketplace. Certain components included in the Company’s end products (such as chassis, engines, axles, transmissions, tires, etc.) may include warranties from original equipment manufacturers (OEM). These OEM warranties are generally passed on to the end customer of the Company’s products and the customer generally deals directly with the applicable component manufacturer. The Company records provisions for estimated warranty and other related costs at the time of sale based on historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue may arise which is beyond the scope of the Company’s historical experience. The Company provides for any such warranty issues as they become known and estimable. It is reasonably possible that from time to time additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company’s historical experience. The following tables provide the changes in the Company’s product warranties (in thousands):

Reconciliation of Accrued Warranties	Three Months Ended April 30, 2004	Six Months Ended April 30, 2004

Accrued warranties at beginning of period	$1,134	$1,133

Provisions for warranties charged against income	308	648

Payments and adjustments of warranties	(296)	(635)

Accrued warranties at end of period	$1,146	$1,146

(8) Stock Based Compensation

On November 1, 2002 the Company adopted FASB Statement No. 148 (SFAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure.” At April 30, 2004 the Company had two stock-based employee compensation plans, which are more fully described in Note 5 of the “Notes to Consolidated Financial Statements” in the Company’s 2003 Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options have been granted since 1999 and therefore, no proforma net income disclosures are required.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Result of Operations

GENERAL

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

	Three Months Ended April 30,		Six Months Ended April 30,

	2004	2003	2004	2003

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.4	88.3	88.5	88.8
Gross profit	12.6	11.7	11.5	11.2

Selling, general and administrative expenses	9.8	10.4	10.0	10.3

Income from operations	2.8	1.3	1.5	0.9

Other income (expense):
Interest, net	(0.8)	(1.0)	(0.8)	(1.0)
Other, net	0.0	0.0	0.3	0.0

Income (loss) before benefit for income taxes	2.0	0.3	1.0	(0.1)

Income tax provision	(0.7)	(0.1)	(0.4)	0.0

Net income (loss)	1.3%	0.2%	0.6%	(0.1)%

OVERVIEW

Collins Industries, Inc. is a manufacturer of specialty vehicles and has three reportable segments: ambulances, buses and terminal trucks/road construction equipment. The ambulance segment produces modular and van type ambulances for sale to hospitals, ambulance services, fire departments and other governmental agencies. The bus segment produces small school buses, commercial buses and shuttle buses for sale to schools, hotel shuttle services, airports, and other governmental agencies. The terminal trucks/road construction equipment segment produces off-road trucks designed to move trailers and containers for warehouses, truck terminals, rail yards, rail terminals and shipping ports and produces a line of road construction equipment. Each of the Company’s product groups is responsible for its own marketing activities and maintains independent relationships with dealers and distributors.

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

The Company posted a 38% increase in its sales backlog at April 30, 2004 to $79.1 million compared to $57.1 million at April 30, 2003. The backlog at October 31, 2003 was $46.7 million. The increased backlog at April 30, 2004 resulted from new orders across all of the Company’s segments.

See “Segment Information” (Note 6 to the Consolidated Financial Statements) for quantitative segment information.

Three months ended April 30

Consolidated sales for the three months ended April 30, 2004 increased 10% to $50.0 million compared to $45.6 million for the same period last year. This increase was principally lead by a 73% improvement in sales from terminal truck/road construction products and was partially offset by a 9% decrease in ambulance sales. Additionally, sales of bus products were impacted (reduced) by approximately $6.2 million for the three months ended April 30, 2004 due to customer-supplied bus chassis compared to an impact (reduction) of approximately $1.9 million for the same period last year.

Consolidated gross profit for the three months ended April 30, 2004 increased $.92 million or 17% over the same period last year. This increase was principally due to the impact of higher sales from terminal truck/construction products and the impact of cost reductions realized from a special, one-time purchase discount offered by a major supplier.  This increase was partially offset by the impact of lower sales and gross profits from the ambulance products.

Consolidated selling, general and administrative expenses for the three months ended April 30, 2004 increased $.14 million or 3% over the same period last year. This increase was principally due to higher accrued incentives associated with higher earnings, higher insurance costs and higher corporate costs. These increases were partially offset by lower telemarketing and promotion expenses.

Interest expense for the three months ended April 30, 2004 decreased to $.39 million compared to $.48 million in the same period last year. This decrease was principally a result of an overall decrease of the Company’s average borrowings throughout most of the second quarter of fiscal 2004.

The Company posted a consolidated net income of $.63 million ($.10 per share – diluted) for the three months ended April 30, 2004 compared to a $.08 million ($.01 per share – diluted) for the same period last year.  The net income for the three months ended April 30, 2004 increased principally due to higher profit contributions from terminal truck/road construction equipment and bus products and lower interest costs. These increases were partially offset by lower profit contributions from ambulance products and higher corporate expenses.

Six  months ended April 30

Consolidated sales for the six months ended April 30, 2004 increased 2% to $91.1 million compared to $89.4 million the same period last year. This sales increase principally resulted from higher sales from terminal truck/construction products.  Additionally, sales of bus products were impacted (reduced) by approximately $10.2 million for the six months ended April 30, 2004 due to customer-supplied bus chassis compared to an impact (reduction) of approximately $3.0 million for the same period last year.

Consolidated gross profit for the six months ended April, 2004 increased $.45 million or 4% over the same period last year.  This increase was principally due to the impact of higher gross profit from terminal truck/road construction products. This increase was partially offset by the impact of lower sales and gross profit from the ambulance segment and by the impact of lower sales and gross profits of bus products in the first fiscal quarter ended January 31, 2004.

Consolidated selling, general and administrative expenses for the six months ended April 30, 2004 decreased $.06 million over same period last year. This decrease was principally due to lower telemarketing and promotion expenses.  These decreases were partially offset by higher accrued incentives associated with higher earnings, higher insurance costs and higher corporate costs.

Interest expense for the six months ended April 30, 2004 decreased to $.76 million compared to $.96 million in the same period last year. This decrease was principally a result of an overall decrease of the Company’s average borrowings throughout most of fiscal 2004.

Other income for the six months ended April 30, 2004 was $.32 million. Of this amount, $.30 million resulted from a nonrecurring gain from the sale of a building and land.

The Company posted a consolidated net income of $.56 million ($.09 per share – diluted) for the six months ended April 30, 2004 compared to a net loss of $.07 million ($.01 per share – diluted) for the same period last year.  The net income for the six months ended April 30, 2004 increased principally due to higher profit contributions from terminal truck/road construction products, lower interest costs and a nonrecurring gain from the sale of a building and land. These improvements were partially offset by lower profit contributions from ambulance and bus products.

RESULTS OF OPERATIONS

AMBULANCE SEGMENT

Three months ended April 30

For the three months ended April 30, 2004, the ambulance segment sales were $20.9 million or 42% of the Company’s consolidated sales compared to $23.1 million or 51% for the same period in fiscal 2003. Unit volume sales of ambulance products decreased 9% for the three months ended April 30, 2004 compared to the same period in fiscal 2003. This decrease was principally due to budgetary curtailments by certain municipalities and national not-for-profit organizations. Ambulance products selling prices in the three months ended April 30, 2004 remained unchanged compared to the same period in fiscal 2003.

For the three months ended April 30, 2004, ambulance segment gross profit decreased 3% and selling, general and administrative expenses remained flat compared to the same period last year.  The gross profit decline was principally due to the lower sales volume of ambulance products discussed above and was partially offset by higher purchase discounts and incentives from chassis manufacturers.

Pretax profit of the ambulance segment decreased by 12% to $.89 million for the three months ended April 30, 2004 compared to $1.0 million for the same period last year principally as a result of the sales volume declines discussed above.

Six months ended April 30

For the six months ended April 30, 2004, the ambulance segment sales were $39.0 million or 43% of the Company’s consolidated sales compared to $44.7 million or 50% for the same period in fiscal 2003. Unit volume sales of ambulance products decreased 14% for the six months ended April 30, 2004 compared to the same period in fiscal 2003. This decrease was principally due to budgetary curtailments by certain municipalities and national not-for-profit organizations. Ambulance products selling prices increased approximately 1% in the six months ended April 30, 2004 compared to the same period in fiscal 2003. This increase principally resulted from changes in product mix.

For the six months ended April 30, 2004, ambulance segment gross profit decreased 12% and selling, general and administrative expenses decreased by 4% compared to the same period in fiscal 2003. Substantially all of the gross profit decrease was a result of lower sales volumes and was partially offset by higher purchase discounts and incentives from chassis manufacturers. Selling, general and administrative expenses decreased principally as a result of lower telemarketing expenses and were partially offset by higher legal costs.

Pretax profit of the ambulance segment decreased by 29% to $1.36 million for the six months ended April 30, 2004 compared to $1.92 million for the same period last year principally as a result of the sales volume declines discussed above.

BUS SEGMENT

Three months ended April 30

For the three months ended April 30, 2004, bus segment sales were $13.4 million or 27% of the Company’s consolidated sales compared to $13.4 million or 30% for the same period last year. The sales dollar volume remained flat due to the impact of higher customer-supplied chassis in the three months ended April 30, 2004.  The impact of customer-supplied chassis reduced the overall sales dollar volume by approximately $6.2 million for the three months ended April 30, 2004 compared to a reduction of approximately $1.9 million in the same period last year.  Units with customer-supplied chasses in the three months ended April 30, 2004 amounted to 61% of the total bus units sold compared to 24% for the same period last year. The overall unit volume sales of bus products, including units built on customer-supplied chassis, increased by 30% for the three months ended April 30, 2004 compared to the same period last year. This increase was principally due to increased sales to day-care providers and to church-related organizations. The average unit selling price of bus products decreased by 23% in the three months ended April 30, 2004 compared to the same period in fiscal 2003. Substantially all of this unit price decrease resulted from the impact of customer-supplied chassis discussed above.

For the three months ended April 30, 2004, gross profit increased 2% and selling, general and administrative expenses decreased by 14% compared to the same period last year. The increase in gross profit was principally due to purchase discounts from a key supplier and was partially offset by temporary manufacturing inefficiencies. The reduction in selling, general and administrative expense was principally a result of lower promotion, legal and bad debt expenses.

Pretax profit of the bus segment increased by 195% to $.29 million for the three months ended April 30, 2004 compared to $.1 million for the same period last year. This increase principally resulted from lower selling, general and administrative expenses discussed above.

Six months ended April 30

For the six months ended April 30, 2004, bus segment sales were $22.4 million or 25% of the Company’s consolidated sales compared to $26.9 million or 30% for the same period last year. The decrease was principally the result of customer supplied chassis for bus products.  Sales of bus products were impacted (reduced) by approximately $10.2 million for the six months ended April 30, 2004 due to customer-supplied bus chassis compared to an impact (reduction) of approximately $3.0 million for the same period last year.  Units with customer-supplied chassis in the six months ended April 30, 2004 amounted to 60% of bus units produced compared to 19% for the same period last year.  Unit volume sales of bus products increased by 9% for the six months ended April 30, 2004 compared to the same period in fiscal 2003.  This increase was principally due to increased sales to day-care providers and to church-related organizations. The average unit price of bus products decreased by 23% in the six months ended April 30, 2004 compared to the same period in fiscal 2003. Substantially all of this unit price decrease resulted from customer supplied chassis as discussed above.

For the six months ended April 30, 2004, bus segment gross profit decreased 19% compared to the same period last year. The decrease in gross profit was principally attributable to temporary production inefficiencies during the first six months of fiscal 2004 and by a unit volume decrease in the first quarter of fiscal 2004.  The first quarter unit volume decrease was partially offset by the unit volume increase in second fiscal quarter.  For the six months ended April 30, 2004, selling, general and administrative expenses decreased by 10% compared to the same period last year. This decrease was principally a result of lower promotional expenses, reduced legal costs and lower bad debt expense.

The pretax loss of the bus segment was $.18 million for the six months ended April 30, 2004 compared to a pretax loss of $.15 million in the same period last year. The increase in pretax loss was principally attributable to temporary production inefficiencies and unit volume decreases in the first quarter of fiscal 2004.  This loss was partially offset by reductions in selling, general and administrative expenses discussed in the immediately preceding paragraph.

TERMINAL TRUCK/ROAD CONSTRUCTION SEGMENT

Three months ended April 30

For the three months ended April 30, 2004, terminal truck/road construction segment sales were $15.7 million or 31% of the Company’s consolidated sales compared to $9.1 million or 20% for the same period last year. Unit volume sales of terminal truck/road construction products increased by 61% for the three months ended April 30, 2004 compared to the same period in fiscal 2003. This increase was principally due to the impact of additional export sales associated with foreign stevedoring operations, changes in currency exchange rates and higher domestic sales to intermodal and warehousing customers. Additionally, this segment experienced a rebound in the number of road sweepers sold to the domestic rental market. The average unit price of terminal truck/road construction products increased by 7% in the three months ended April 30, 2004 compared to the same period in fiscal 2003. Substantially all of this increase related to the product mix of terminal truck products.

For the three months ended April 30, 2004, terminal truck/road construction segment gross profit increased 119% and selling, general and administrative expenses increased by 8% compared to the same period last year. The increase in gross profit was principally a result of the higher sales volumes described above. The increase in selling, general and administrative expenses was principally due to higher incentives associated with improved sales and profitability and higher insurance costs. These increases were partially offset by lower promotional and telemarketing expenses.

The pretax income of the terminal truck/road construction segment increased to $.90 million for the three months ended April 30, 2004 compared to a pretax loss of $.01 million in the same period last year. The pretax income of the terminal truck/road construction segment increased principally as a result of the sales volume gains discussed above.

Six months ended April 30

For the six months ended April 30, 2004, terminal truck/road construction segment sales were $29.7 million or 33% of the Company’s consolidated sales compared to $17.8 million or 20% for the same period last year. Unit volume sales of terminal truck/road construction products increased by 58% for the six months ended April 30, 2004 compared to the same period in fiscal 2003. This increase was principally due to the impact of additional export sales associated with foreign stevedoring operations, the changes in currency exchange rates and higher domestic sales to intermodal and warehousing customers. Additionally, this segment experienced a rebound in the number of road sweepers sold to the domestic rental market. The average unit price of terminal truck/road construction products increased by 6% in the six months ended April 30, 2004 compared to the same period in fiscal 2003. Substantially all of this unit price increase related to the product mix of terminal truck products.

For the six months ended April 30, 2004, terminal truck/road construction segment gross profit increased 96% and selling, general and administrative expenses increased by 6% compared to the same period last year. The increase in gross profit was principally a result of higher sales volumes described above. The increase in selling, general and administrative expenses was principally a result of higher incentives associated with improved profitability and higher insurance costs and were partially offset by lower promotional costs.

The pretax income of the terminal truck/road construction segment increased to $1.32 million for the six months ended April 30, 2004 compared to a pretax loss of $.13 million in the same period last year. The pretax income of the terminal truck/road construction segment increased principally as a result of the sales volume gains discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company used existing credit lines, proceeds from Industrial Revenue Bonds, internally generated funds and supplier financing to fund its operations and capital expenditures for the six months ended April 30, 2004.

Cash provided by operations was $.4 million for the six months ended April 30, 2004, compared to cash used in operations of $8.4 million for the same period last year. Cash provided by operations was principally due to net income of $.6 million, depreciation and amortization of $1.7 million and a decrease in prepaid and other current assets of $1.3 million.  These increases were partially offset by increases in accounts receivable and inventories of $1.1 million each and a reduction of accounts payable and accrued expenses of $.6 million.

Cash used in investing activities was $.4 million for the six months ended April 30, 2004 compared to $2.5 million for the same period last year. The decrease in cash used by investing activities was principally due to the proceeds from the sale of a building and land in the first fiscal quarter of 2004 and higher capital expenditures for the six months ended April 30, 2003 associated with certain equipment acquired for the automation of certain ambulance operations.

Cash flow provided by financing activities was $.05 million for the six months ended April 30, 2004 compared to $10.7 million for the same period last year.  This change principally resulted from a reduction in borrowings, the repurchase of the 1,050,879 shares of the Company’s common stock in a modified Dutch auction tender offer ($5.3 million) and a decrease in restricted cash ($1.6 million) associated with the capital expenditures financed by Industrial Revenue Bonds in 2003.

The Company uses derivative financial instruments to reduce exposure to its variable-rate debt. On July 5, 2002, the Company entered into a $6.8 million declining balance interest rate swap agreement to limit the effect of increases in the interest rates on its floating rate term debt through May 2005.  The effect of this agreement is to convert underlying variable-rate debt based on LIBOR to fixed rate debt with an interest rate between 4.42% and 4.65% plus a margin of 175 basis points. This agreement reduces the Company’s risk with respect to variable-rate debt. At April 30, 2004, the fair value of this debt was $5.0 million, net of the fair value of the swap of $.1 million (loss). This debt is reflected as a liability within long-term debt and capitalized leases.

The Company believes that its cash flows from operations, its credit facility with its lead bank and unused funds restricted for future capital expenditures will be sufficient to satisfy its future working capital needs, capital expenditure requirements and anticipated dividends. The total amount of unused revolving credit available to the Company was $11.2 million at April 30, 2004.

It is customary practice for companies in the specialty vehicle industry to enter into repurchase agreements with financing institutions to provide floor plan financing for dealers. In the event of a dealer default, these agreements generally require the repurchase of products at the original invoice price net of certain adjustments. The risk of loss under the agreements is limited to the risk that market prices for these products may decline between the time of delivery to the dealer and time of repurchased and resale by the Company. The risk is spread over numerous dealers and the Company has not incurred significant losses under these agreements. In the opinion of management, any future losses under these agreements will not have a material adverse effect on the Company’s financial position or results of operations. The Company’s repurchase obligation under these agreements is limited to vehicles which are in new condition and as to which the dealer still holds title. The Company’s contingent obligation under such agreements was approximately $2.6 million at April 30, 2004.

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

Inventories

The Company values its inventories at the lower of cost or market. The company has chosen the first-in, first-out (FIFO) cost method of valuing its inventories. The effect of the FIFO method is to value ending inventories on the balance sheet at their approximate current or most recent cost. The market values for finished goods inventories are determined based on recent selling prices.

Goodwill and Other Assets

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 was effective for fiscal years beginning after December 15, 2002. Goodwill is no longer amortized over future periods, but will be assessed for impairment at least annually using a fair value test. The Company adopted this new standard on November 1, 2002.

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

Insurance Reserves

Generally, the Company is self-insured for worker’s compensation for certain subsidiaries and for all group medical insurance. Under these plans, liabilities are recognized for claims incurred (including claims incurred but not reported) and changes in the reserves. At the time a workers’ compensation claim is filed, a liability is estimated to settle the claim. The liability for workers’ compensation claims is determined based on management’s estimates of the nature and severity of the claims and based on analyses by third party administrators and by various state statutes and reserve requirements. Since the liability is an estimate, the ultimate liability may be more or less than reported. If previously established accruals are required to be adjusted, such amounts are included in cost of sales. Group medical reserves are funded through a trust and are estimated using historical claims’ experience.

Due to the nature of the Company’s products, the Company is subject to product liability claims in the normal course of business. To the extent permitted under applicable law, the Company maintains insurance to reduce or eliminate risk to the Company. This insurance coverage includes self-insured retentions that vary each year.

The Company maintains excess liability insurance with outside insurance carriers to minimize its risks related to catastrophic claims in excess of all self-insured positions. Any material change in the aforementioned factors could have an adverse impact on our operating results.

Warranties

The Company’s products generally carry explicit product warranties that extend from several months to more than a year, based on terms that are generally accepted in the marketplace. Certain components included in the Company’s end products (such as chassis, engines, axles, transmissions, tires, etc.) may include warranties from original equipment manufacturers (OEM). These OEM warranties are generally passed on to the end customer of the Company’s products and the customer generally deals directly with the applicable component manufacturer. The Company records provisions for estimated warranty and other related costs at the time of sale based on historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue may arise which is beyond the scope of the Company’s historical experience. The Company provides for any such warranty issues as they become known and estimable. It is reasonably possible that from time to time additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company’s historical experience.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to variable interest entities created after April 30, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not have any variable interest entities; therefore, FIN 46 will not have a material effect on its consolidated results of operations or financial position.

CAUTIONARY STATEMENTS REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

This report and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements” about the business, financial condition and prospects of the Company, all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expect”, “plans”, “will”, “estimates”, “forecasts”, “projects”, and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. One should understand that it is not possible to predict or identify all factors, which involve risks and uncertainties. Consequently, the reader should not consider any such list or listing to be a complete statement or all potential risks or uncertainties.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in this disclosure.

Item 4. Controls and Procedures

a)

Evaluation of disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q, have concluded that, our disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

b)

Changes in internal controls over financial reporting.  There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

Not applicable

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Information regarding the repurchase of common stock during the three months ended April 30, 2004 is as follows:

			Total Number	Maximum Number of
	Total		Of Shares Purchased	Shares That May
	Number of	Average	As Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plan
Period	Purchased	Per Share	or Programs	or Programs
02/01/04 –02/29/04	32,036 (a)	4.75	--	--
03/01/04 –03/31/04	--	--	--	--
04/01/04 –04/30/04	--	--	--	--

(a) Shares purchased to pay Federal and state income taxes on shares of Restricted Stock vested February 23, 2004.

Item 3 - Defaults on Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security-Holders

The Company’s 2004 Annual Meeting of Shareholders was held February 27, 2004.  Mr. Donald Lynn Collins and Mr. William R. Patterson were each  elected as director for a three-year term.  Mr. Collins received 4,804,755 votes for, 40,932 withheld and no abstentions.  Mr. Patterson received 4,785,225 votes for, 60,462 withheld and no abstentions.  The other directors whose terms of office continued after the meeting were: Don L. Collins, Arch Gothard III, and Don S. Peters.

Item 5 - Other Information

Not applicable

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits
(31.1) Certifications-CEO
(31.2) Certifications-CFO
(32.1) Certification of Periodic Report-CEO
(32.2) Certification of Periodic Report-CFO

(b)	Reports on Form 8-K
On February 23, 2004, the Company filed a Form 8-K furnishing its press release dated February 20, 2004, which announced its financial results for its first fiscal quarter ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS INDUSTRIES, INC.
Dated:	June 9, 2004

	By:	/s/ Larry W. Sayre
Larry W. Sayre, Vice President of Finance and Chief Financial Officer
(Signing on behalf of the registrant and as principal accounting officer)