Form 10-Q
period 2004-07-31
COLLINS INDUSTRIES INC
filed 2004-09-07
CIK 21759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2004

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

Common Stock, $.10 par value			6,369,327

Class	Outstanding at September 7, 2004

COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

FORM 10-Q

July 31, 2004

INDEX

PART I.	FINANCIAL INFORMATION	PAGE NO.

Item 1.	Financial Statements:

	Consolidated Condensed Balance Sheets
	July 31, 2004 and October 31, 2003	2

	Consolidated Condensed Statements of Income and
	Comprehensive Income
	Three and Nine Months Ended July 31, 2004 and 2003	3

	Consolidated Condensed Statements of Cash Flow
	Nine Months Ended July 31, 2004 and 2003	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.
	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3.
	Quantitative and Qualitative Disclosures
	About Market Risk	21

Items 4.
	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer
	Purchases of Equity Securities	22

Items 4.	Submission of Matters to a Vote of Security-Holders	22

Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES		23

(1)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Collins Industries, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
	July 31,	October 31,
	2004	2003

ASSETS
Current Assets:
Cash	$ 107,592	$ 77,012
Receivables, trade & other	11,304,224	6,679,907
Inventories, lower of cost (FIFO) or market	38,894,644	36,364,906
Prepaid expenses and other current assets	2,209,611	3,428,027
Total current assets	52,516,071	46,549,852

Restricted cash	657,068	772,803

Property and equipment, at cost	50,443,208	50,538,388
Less: accumulated depreciation	31,117,010	30,494,964
Net property and equipment	19,326,198	20,043,424
Other assets	6,378,773	6,622,131
Total assets	$ 78,878,110	$73,988,210

LIABILITIES & SHAREHOLDER’S INVESTMENT
Current liabilities:
Current maturities of long-term debt & capitalized leases	$ 2,483,140	$ 2,406,250
Accounts payable	24,374,724	17,528,283
Accrued expenses	7,072,044	7,096,802
Total current liabilities	33,929,908	27,031,335

Long-term debt and capitalized leases	18,583,591	16,729,561

Deferred income tax	1,333,571	1,333,571

Shareholders’ investment:
Common stock	636,920	724,787
Paid-in capital	13,341,803	17,570,310
Deferred compensation	(1,636,814)	(1,238,947)
Accumulated other comprehensive income (loss), net	(45,020)	(101,216)
Retained earnings	12,734,151	11,938,809
Total shareholders’ investment	25,031,040	28,893,743
Total liabilities & shareholders’ investment	$ 78,878,110	$73,988,210

(See accompanying notes)

(2)

Collins Industries, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,

	2004	2003	2004	2003

Sales	$59,069,576	$57,581,114	$150,174,904	$146,997,072
Cost of sales	52,325,095	51,476,505	132,934,959	130,842,536

Gross profit	6,744,481	6,104,609	17,239,945	16,154,536

Selling, general and administrative expenses	5,020,542	4,622,304	14,168,913	13,831,224

Income from operations	1,723,939	1,482,305	3,071,032	2,323,312

Other income (expense):
Interest expense	(351,900)	(462,319)	(1,111,049)	(1,418,331)
Other, net	17,770	(6,301)	333,490	126
	(334,130)	(468,620)	(777,559)	(1,418,205)

Income before income taxes	1,389,809	1,013,685	2,293,473	905,107

Income tax expense	530,000	390,000	870,000	350,000

Net income	$ 859,809	$ 623,685	$ 1,423,473	$ 555,107

Other comprehensive income, net of tax:
Unrealized gain on interest rate swap	20,307	61,188	56,196	128,784

Comprehensive income	$ 880,116	$ 684,873	$ 1,479,669	$ 683,891

Earnings per share:
Basic	$ .15	$ .09	$ .24	$ .08
Diluted	$ .14	$ .09	$ .23	$ .08

Dividends per share	$ .035	$ .030	$ .100	$ .090

Weighted average common and common
equivalent shares outstanding:
Basic	5,758,562	6,647,919	5,842,652	6,645,948
Diluted	6,178,537	6,890,274	6,200,556	6,903,291

(See accompanying notes)

(3)

Collins Industries, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)
	Nine Months Ended July 31,
	2004	2003
Cash flow from operations:
Cash received from customers	$145,550,587	$148,031,882
Cash paid to suppliers and employees	(138,609,194)	(148,668,899)
Interest paid	(1,135,575)	(1,472,480)
Income taxes paid	(1,175,281)	(648,540)

Cash provided by (used in) operations	4,630,537	(2,758,037)

Cash flow from investing activities:
Capital expenditures	(1,187,145)	(2,851,807)
Net proceeds from sale of building and land	399,810	-
Other, net	(64,833)	(34,875)

Cash used in investing activities	(852,168)	(2,886,682)

Cash flow from financing activities:
Borrowings of long-term debt	4,288,444	6,285,513
Principal payments of long-term debt and
capitalized leases	(2,247,964)	(1,519,423)
Expenditures of restricted cash	115,735	1,678,920
Purchase of common stock	(5,275,874)	(182,646)
Payment of dividends	(628,130)	(645,611)

Cash provided by (used in) financing activities	(3,747,789)	5,616,753

Net increase (decrease) in cash	30,580	(27,966)

Cash at beginning of period	77,012	384,514

Cash at end of period	$ 107,592	$356,548

Reconciliation of net income to net cash provided by
(used in) operations:
Net income	$ 1,423,473	$ 555,107
Depreciation and amortization	2,560,723	2,554,327
Decrease (increase) in receivables	(4,624,317)	1,034,810
Increase in inventories	(2,529,738)	(11,467,219)
Decrease in prepaid expenses and other current assets	1,274,612	1,537,955
Increase in accounts payable and accrued expenses	6,821,683	3,026,983
Gain on sale of building and land	(295,899)	-

Cash provided by (used in) operations	$ 4,630,537	$(2,758,037)

(See accompanying notes)

(4)

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the Company’s financial position at July 31, 2004 and the results of operations and the cash flows for the three and nine months ended July 31, 2004 and 2003.

The Company suggests that the unaudited Consolidated Condensed Financial Statements for the three and nine months ended July 31, 2004 be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended October 31, 2003.

(2) Inventories

Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost (FIFO) or market. See Note 3 regarding a one-time special purchase of inventory.

Major classes of inventories as of July 31, 2004 and October 31, 2003 consisted of the following:

	July 31, 2004	October 31, 2003
Chassis	$ 8,908,650	$ 5,727,490
Raw materials & components	13,433,138	15,980,298
Work-in-process	7,834,372	6,705,560
Finished goods	8,718,484	7,951,558
	$38,894,644	$36,364,906

(5)

(3) Long Term Debt and Shareholders Equity

On January 7, 2004 the Company initiated purchases of normal inventory from a key supplier which carried a special, one-time purchase discount. The discount amounted to approximately $500,000. The transaction also resulted in the Company amending its bank credit agreement to fund the purchase. The impact of this purchase increased the Company’s inventories and revolving bank debt by approximately $13.5 million at January 31, 2004. At July 31, 2004 the Company’s inventories related to this special purchase amounted to $2.1 million and the related revolving debt was $2.0 million.  The Company expects to fully utilize this inventory in normal production over the next fiscal quarter.

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

(4) Earnings per Share

Dilutive securities, consisting of options to purchase the Company’s common stock and restricted stock awards, included in the calculation of diluted weighted average common shares were 419,975 and 242,355 for the three months ended July 31, 2004 and 2003, respectively.  Dilutive securities were 357,904 and 257,343 for the nine months ended July 31, 2004 and 2003, respectively.

(5) Contingencies and Litigation

At July 31, 2004 the Company had contingencies and pending litigation which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management’s opinion that this litigation would not result in liabilities that would have a material adverse effect on the Company’s consolidated financial position or results of operations or cash flows.

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

(In Thousands)	Three Months Ended July 31,	Nine Months Ended July 31,

	2004	2003	2004	2003
Revenues from external customers:
Ambulance	$20,376	$23,573	$59,407	$68,322
Buses	19,817	22,122	42,211	48,982
Terminal Trucks/Road Construction Equipment	18,877	11,886	48,557	29,693
Consolidated Total	$59,070	$57,581	$150,175	$146,997

Pretax segment profit (loss):
Ambulance	$601	$ 513	$ 1,965	$ 2,432
Buses	969	1,120	794	975
Terminal Trucks/Road Construction Equipment	910	280	2,227	154
Other	(1,090)	(899)	(2,693)	(2,656)
Consolidated Total	$ 1,390	$ 1,014	$ 2,293	$ 905

	As of
	July 31,	October 31,
	2004	2003
Segment assets:
Ambulance	$36,434	$31,224
Buses	18,083	18,265
Terminal Trucks/Road Construction Equipment	21,023	19,628
Other	3,338	4,871
Consolidated Total	$78,878	$73,988

(7)

(7) Guarantees and Warranties

Letters of Credit

The Company has issued various standby letters of credit in the ordinary course of business. No liability has been reflected in the accompanying balance sheet and no draws on the Company’s standby letters of credit have ever been made. The current outstanding standby letters of credit are limited to (i) a letter of credit originally issued approximately 15 years ago (renewable annually) as required under Kansas law to backup self-insured reserves for workers compensation insurance, (ii) a declining standby letter of credit required under Texas law to backup certain industrial revenue bonds issued for a plant expansion in Longview, Texas in 1999 that is renewable annually and (iii) other standby letters of credit related to periodic bids and issued for other similar purposes. A default in meeting an obligation or condition under the above-referenced standby letters of credit could require the Company to record a liability. The letters of credit outstanding at July 31, 2004 are summarized as follows:

		Date of
Purpose	Amount	Expiration

Workers compensation – Kansas self-insurance reserves	$1,373,000	April 1, 2005
Industrial revenue bond-Longview, Texas [a]	1,618,411	September 16, 2005
Bids and other	221,285	Various

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

(8)

Reconciliation of Accrued Warranties	Three Months Ended July 31, 2004	Nine Months Ended July 31, 2004

Accrued warranties at beginning of period	$1,146	$1,133

Provisions for warranties charged against income	373	1,021

Payments and adjustments of warranties	(348)	(983)

Accrued warranties at end of period	$1,171	$1,171

(8) Stock Based Compensation

On November 1, 2002 the Company adopted FASB Statement No. 148 (SFAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure.” At July 31, 2004 the Company had two stock-based employee compensation plans, which are more fully described in Note 5 of the “Notes to Consolidated Financial Statements” in the Company’s 2003 Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. There are no unvested outstanding stock options during fiscal 2003 or 2004 and no stock options have been granted since 1999. Therefore, no pro-forma net income disclosures are required.

(9) Subsequent Event

On August 31, 2004 the Company amended and extended its Agreement with its lead bank through May 17, 2008. Under the amended Agreement, the Bank will provide a total credit line of $39.0 million, consisting of a $30.0 million revolving line of credit and a $9.0 long-term line of credit. The interest rates, repayment terms, financial covenants and other significant features of the credit facility were not changed by the new amendment.

(9)

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

	Three Months Ended July 31,		Nine Months Ended July 31,

	2004	2003	2004	2003

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.6	89.4	88.5	89.0
Gross profit	11.4	10.6	11.5	11.0

Selling, general and administrative expenses	8.5	8.0	9.5	9.4

Income from operations	2.9	2.6	2.0	1.6

Other income (expense):
Interest, net	(0.6)	(0.8)	(0.7)	(1.0)
Other, net	0.0	0.0	0.2	0.0

Income before provision for income taxes	2.3	1.8	1.5	0.6

Income tax provision	(0.9)	(0.7)	(0.6)	(0.2)

Net income	1.4%	1.1%	0.9%	0.4%

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

(10)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the “Notes to Consolidated Financial Statements” in the Company’s 2003 Form 10-K and in “Critical Accounting Principles and Estimates” below. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, with all intercompany sales eliminated in consolidation.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

The Company posted a 41% increase in its sales backlog at July 31, 2004 to $74.3 million compared to $52.7 million at July 31, 2003. The backlog at October 31, 2003 was $46.7 million. The increased backlog at July 31, 2004 principally resulted from new orders of the Company’s terminal truck/road construction equipment and ambulance product lines.

See “Segment Information” (Note 6 to the Consolidated Financial Statements) for quantitative segment information.

Three months ended July 31

Consolidated sales for the three months ended July 31, 2004 increased 3% to $59.1 million compared to $57.6 million for the same period last year. This increase was principally led by a 59% improvement in sales from terminal truck/road construction products and was partially offset by 14% and 10% decreases in ambulance and bus product sales, respectively. Additionally, sales of bus products were reduced by approximately $8.3 million for the three months ended July 31, 2004 due to customer-supplied bus chassis compared to a reduction of approximately $4.1 million for the same period last year.

Consolidated gross profit for the three months ended July 31, 2004 increased $.64 million or 10% over the same period last year. This increase was principally due to the impact of higher sales from terminal truck/road construction products and the impact of cost reductions realized from a special, one-time purchase discount offered by a major supplier.  This increase was partially offset by the impact of lower sales and gross profit from bus products.

Consolidated selling, general and administrative expenses for the three months ended July 31, 2004 increased $.4 million or 9% over the same period last year. This increase was principally due to accrued incentives associated with higher earnings and additional insurance and corporate costs. These increases were partially offset by lower telemarketing and promotion expenses.

Interest expense for the three months ended July 31, 2004 decreased to $.35 million compared to $.46 million in the same period last year. This decrease was principally a

(11)

result of an overall decrease of the Company’s average borrowings throughout most of the third quarter of fiscal 2004.

The Company posted a consolidated net income of $.88 million ($.14 per share – diluted) for the three months ended July 31, 2004 compared to a $.62 million ($.09 per share – diluted) for the same period last year.  The net income for the three months ended July 31, 2004 increased principally due to higher profit from terminal truck/road construction equipment, higher profit from ambulance products and lower interest costs. These increases were partially offset by lower profit contributions from bus products and by higher corporate expenses.

Nine  months ended July 31

Consolidated sales for the nine months ended July 31, 2004 increased 2% to $150.2 million compared to $147.0 million the same period last year. This sales increase principally resulted from higher sales of terminal truck/ road construction products.  Additionally, sales of bus products were impacted (reduced) by approximately $18.6 million for the nine months ended July 31, 2004 due to customer-supplied bus chassis compared to an impact (reduction) of approximately $7.0 million for the same period last year.

Consolidated gross profit for the nine months ended July 31, 2004 increased $1.1 million or 7% over the same period last year.  This increase was principally due to the impact of higher gross profit from terminal truck/road construction products and the impact of cost reductions realized from a special, one-time purchase discount offered by a major supplier.  This increase was partially offset by the impact of lower sales and gross profit from the ambulance and bus product segments.

Consolidated selling, general and administrative expenses for the nine months ended July 31, 2004 increased $.34 million or 2% over same period last year.  This increase was principally due to accrued incentives associated with higher earnings and additional insurance and corporate costs. These increases were partially offset by lower telemarketing and promotion expenses.

Interest expense for the nine months ended July 31, 2004 decreased to $1.1 million compared to $1.4 million in the same period last year. This decrease was principally a result of an overall decrease of the Company’s average borrowings throughout most of fiscal 2004.

Other income for the nine months ended July 31, 2004 was $.33 million. Of this amount, $.30 million resulted from a non-recurring gain from the sale of a building and land.

The Company posted consolidated net income of $1.4 million ($.23 per share – diluted) for the nine months ended July 31, 2004 compared to $.56 million ($.08 per share – diluted) for the same period last year.  The net income for the nine months ended July 31, 2004 increased principally due to higher profit contributions from terminal truck/road

(12)

construction products, lower interest costs and a non-recurring gain from the sale of a building and land. These improvements were partially offset by lower profit contributions from ambulance and bus products.

RESULTS OF OPERATIONS

AMBULANCE SEGMENT

Three months ended July 31

For the three months ended July 31, 2004, the ambulance segment sales were $20.4 million or 34% of the Company’s consolidated sales compared to $23.6 million or 41% for the same period in fiscal 2003. Unit volume sales of ambulance products decreased 14% for the three months ended July 31, 2004 compared to the same period in fiscal 2003. This decrease was principally due to budgetary curtailments by certain municipalities and national not-for-profit organizations. Ambulance products selling prices in the three months ended July 31, 2004 increased 1% compared to the same period in fiscal 2003.

For the three months ended July 31, 2004, ambulance segment gross profit increased 4% and selling, general and administrative expenses increased 4% compared to the same period last year.  The gross profit increase was principally due to product mix, production efficiencies achieved from automation of certain manufacturing operations and the impact of higher purchase discounts and incentives from chassis manufacturers. The increase in selling, general and administrative expenses was principally as a result of higher legal costs.

Pretax profit of the ambulance segment increased by 17% to $.6 million for the three months ended July 31, 2004 compared to $.5 million for the same period last year. The improvement in pretax profits principally resulted from improved manufacturing margins discussed above and from a reduction of interest expense.  These improvements were partially offset by an increase in selling, general and administrative expenses discussed above.

Nine months ended July 31

For the nine months ended July 31, 2004, the ambulance segment sales were $59.4 million or 40% of the Company’s consolidated sales compared to $68.3 million or 46% for the same period in fiscal 2003. Unit volume sales of ambulance products decreased 14% for the nine months ended July 31, 2004 compared to the same period in fiscal 2003. This decrease was principally due to budgetary curtailments by certain municipalities and national not-for-profit organizations. Ambulance products selling prices in the nine months ended July 31, 2004 were flat compared to the same period in fiscal 2003.

For the nine months ended July 31, 2004, ambulance segment gross profit decreased 7% and selling, general and administrative expenses decreased by 1% compared to the same period in fiscal 2003. Substantially all of the gross profit decrease was a result of lower sales volumes. However, the gross profit decrease was partially offset by higher purchase

(13)

discounts and incentives from chassis manufacturers and by production efficiencies achieved from automation of certain manufacturing operations. Selling, general and administrative expenses decreased principally as a result of lower telemarketing expenses and were partially offset by higher legal costs.

Pretax profit of the ambulance segment decreased by 19% to $1.97 million for the nine months ended July 31, 2004 compared to $2.43 million for the same period last year principally as a result of the sales volume declines discussed above.

BUS SEGMENT

Three months ended July 31

For the three months ended July 31, 2004, bus segment sales were $19.8 million or 34% of the Company’s consolidated sales compared to $22.1 million or 38% for the same period last year. The sales dollar volume declined due to the impact of higher customer-supplied chassis in the three months ended July 31, 2004.  The impact of customer-supplied chassis reduced the overall sales dollar volume by approximately $8.3 million for the three months ended July 31, 2004 compared to a reduction of approximately $4.1 million in the same period last year.  Units with customer-supplied chassis in the three months ended July 31, 2004 amounted to 55% of the total bus units sold compared to 30% for the same period last year. The overall unit volume sales of bus products, including units built on customer-supplied chassis, increased by 2% for the three months ended July 31, 2004 compared to the same period last year. This increase was principally due to increased sales to day-care providers and to church-related organizations. The average unit selling price of bus products decreased by 12% in the three months ended July 31, 2004 compared to the same period in fiscal 2003. Substantially all of this unit price decrease resulted from the impact of customer-supplied chassis discussed above.

For the three months ended July 31, 2004, gross profit decreased 3% and selling, general and administrative expenses increased by 15% compared to the same period last year. The decrease in gross profit was principally attributable to certain abnormal production expenses.  The increase in selling, general and administrative expense was principally a result of abnormal selling and legal expenses associated with two customers.

Pretax profit of the bus segment decreased by 14% to $.97 million for the three months ended July 31, 2004 compared to $1.12 million for the same period last year. This decrease principally resulted from lower margins and increased selling, general and administrative expenses as discussed above.

Nine months ended July 31

For the nine months ended July 31, 2004, bus segment sales were $42.2 million or 28% of the Company’s consolidated sales compared to $49.0 million or 33% for the same period last year. The decrease was principally the result of customer supplied chassis for bus products.  Sales of bus products were reduced by approximately $18.6 million for the nine months ended July 31, 2004 due to customer-supplied bus chassis compared to a reduction of approximately $7.0 million for the same period last year.  Units with customer-supplied

(14)

chassis in the nine months ended July 31, 2004 amounted to 58% of bus units produced compared to 24% for the same period last year.  Unit volume sales of bus products increased by 5% for the nine months ended July 31, 2004 compared to the same period in fiscal 2003.  This increase was principally due to increased sales to day-care providers and to church-related organizations. The average unit price of bus products decreased by 18% in the nine months ended July 31, 2004 compared to the same period in fiscal 2003. Substantially all of this unit price decrease resulted from customer supplied chassis as discussed above.

For the nine months ended July 31, 2004, bus segment gross profit decreased 10% compared to the same period last year. The decrease in gross profit was principally attributable to temporary production inefficiencies during the first six months of fiscal 2004 and certain abnormal production expenses incurred in the third fiscal quarter of 2004.  For the nine months ended July 31, 2004, selling, general and administrative expenses decreased by 3% compared to the same period last year. This decrease was principally a result of lower promotional, telemarketing and bad debt expenses and was partially offset in the third quarter of fiscal 2004 by abnormal selling and legal expenses associated with two customers.

The pretax income of the bus segment was $.79 million for the nine months ended July 31, 2004 compared to $.98 million in the same period last year. The decrease in pretax income was principally attributable to gross profit declines discussed above and was partially offset by reductions in selling, general and administrative expenses discussed in the immediately preceding paragraph.

TERMINAL TRUCK/ROAD CONSTRUCTION SEGMENT

Three months ended July 31

For the three months ended July 31, 2004, terminal truck/road construction segment sales were $18.9 million and comprised 32% of the Company’s consolidated sales compared to $11.9 million or 21% for the same period last year. Unit volume sales of terminal truck/road construction products increased by 43% for the three months ended July 31, 2004 compared to the same period in fiscal 2003. This increase was principally due to the impact of additional export sales associated with foreign stevedoring operations, changes in currency exchange rates and higher domestic sales to intermodal and warehousing customers. Additionally, this segment experienced a rebound in the number of road sweepers sold to the domestic rental market. The average unit price of terminal truck/road construction products increased by 11% in the three months ended July 31, 2004 compared to the same period in fiscal 2003. Substantially all of this increase related to the product mix of terminal truck products and unit price increases required to offset higher steel and major component prices of suppliers.

For the three months ended July 31, 2004, terminal truck/road construction segment gross profit increased 56% and selling, general and administrative expenses increased by 8% compared to the same period last year. The increase in gross profit was principally a result

(15)

of the higher sales volumes described above and was partially offset by higher steel prices. The increase in selling, general and administrative expenses was principally due to higher incentives associated with improved sales and profitability and higher insurance costs.

The pretax income of the terminal truck/road construction segment increased 225% to $.91 million for the three months ended July 31, 2004 compared to $.28 million in the same period last year. The pretax income of the terminal truck/road construction segment increased principally as a result of the sales volume gains discussed above.

Nine months ended July 31

For the nine months ended July 31, 2004, terminal truck/road construction segment sales were $48.6 million or 32% of the Company’s consolidated sales compared to $29.7 million or 20% for the same period last year. Unit volume sales of terminal truck/road construction products increased by 52% for the nine months ended July 31, 2004 compared to the same period in fiscal 2003. This increase was principally due to the impact of additional export sales associated with foreign stevedoring operations, the changes in currency exchange rates and higher domestic sales to intermodal and warehousing customers. Additionally, this segment experienced a rebound in the number of road sweepers sold to the domestic rental market. The average unit price of terminal truck/road construction products increased by 8% in the nine months ended July 31, 2004 compared to the same period in fiscal 2003. Substantially all of this increase related to the product mix of terminal truck products and unit price increases required to offset higher steel and major component prices of suppliers.

For the nine months ended July 31, 2004, terminal truck/road construction segment gross profit increased 79% and selling, general and administrative expenses increased by 7% compared to the same period last year. The increase in gross profit was principally a result of higher sales volumes described above. The increase in selling, general and administrative expenses was principally a result of higher incentives associated with improved sales and profitability and higher promotion and insurance costs. This increase was partially offset by lower trade show and telemarketing costs.

The pretax income of the terminal truck/road construction segment increased to $2.23 million for the nine months ended July 31, 2004 compared to $.15 million in the same period last year. The pretax income of the terminal truck/road construction segment increased principally as a result of the sales volume gains discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company used existing credit lines, proceeds from Industrial Revenue Bonds, internally generated funds and supplier financing to fund its operations and capital expenditures for the nine months ended July 31, 2004.

Cash provided by operations was $4.6 million for the nine months ended July 31, 2004, compared to cash used in operations of $2.8 million for the same period last year. Cash

(16)

provided by operations was principally due to net income of $1.4 million, depreciation and amortization of $2.6 million, an increase in accounts payable of $6.8 million and a decrease in prepaid and other current assets of $1.3 million.  These increases were partially offset by an increase in accounts receivable and inventories of $4.6 million and $2.5 million, respectively.

Cash used in investing activities was $.9 million for the nine months ended July 31, 2004 compared to $2.9 million for the same period last year. The decrease in cash used by investing activities was principally due to the proceeds from the sale of a building and land in the first fiscal quarter of 2004 and higher capital expenditures for the nine months ended July 31, 2003 associated with certain equipment acquired for the automation of certain ambulance operations.

Cash flow used in financing activities was $3.7 million for the nine months ended July 31, 2004 compared to cash flow provided by financing activities of $5.6 million for the same period last year.  This change principally resulted from a reduction in borrowings, the repurchase of the 1,050,879 shares of the Company’s common stock in a modified Dutch auction tender offer ($5.3 million) and a decrease in restricted cash ($1.7 million) associated with the capital expenditures financed by Industrial Revenue Bonds in 2003.

The Company uses derivative financial instruments to reduce exposure to its variable-rate debt. On July 5, 2002, the Company entered into a $6.8 million declining balance interest rate swap agreement to limit the effect of increases in the interest rates on its floating rate term debt through May 2005.  The effect of this agreement is to convert underlying variable-rate debt based on LIBOR to fixed rate debt with an interest rate between 4.42% and 4.65% plus a margin of 175 basis points. This agreement reduces the Company’s risk with respect to variable-rate debt. At July 31, 2004, the fair value of this debt was $4.8 million, net of the fair value of the swap of $.1 million (loss). This debt is reflected as a liability within long-term debt and capitalized leases.

The Company believes that its cash flows from operations, its credit facility with its lead bank and unused funds restricted for future capital expenditures will be sufficient to satisfy its future working capital needs, capital expenditure requirements and anticipated dividends. The total amount of unused revolving credit available to the Company at July 31, 2004 was $12.1 million.  On August 31, 2004, the Company extended its credit facility with its lead bank to May 17, 2008. Also refer to Note 9 of the Company’s July 31, 2004, Consolidated Condensed Financial Statements.

It is customary practice for companies in the specialty vehicle industry to enter into repurchase agreements with financing institutions to provide floor plan financing for dealers. In the event of a dealer default, these agreements generally require the repurchase of products at the original invoice price net of certain adjustments. The risk of loss under the agreements is limited to the risk that market prices for these products may decline between the time of delivery to the dealer and time of repurchase and resale by the Company. The risk is spread over numerous dealers and the Company has not incurred significant losses under these agreements. In the opinion of management, any future losses

(17)

under these agreements will not have a material adverse effect on the Company’s financial position or results of operations. The Company’s repurchase obligation under these agreements is limited to vehicles which are in new condition and as to which the dealer still holds title. The Company’s contingent obligation under such agreements was approximately $3.5 million at July 31, 2004.

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

(18)

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

(19)

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

The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, changes in funds budgeted by Federal, state and local governments, the availability of chassis, substantial dependence on third parties for product quality and timely delivery, various inventory risks due to changes in market conditions, disruptions to production due to a natural disaster, interest rate fluctuations, changes in product demand, exchange rate fluctuations, changes in competition, development of new products, adequate direct labor pools, changes in tax and other governmental rules and regulations applicable to the Company, reliability and timely fulfillment of orders and other risks as  indicated in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date released or to reflect the occurrence of unanticipated events.

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any).

(20)

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in this disclosure.

Item 4. Controls and Procedures

a)

Evaluation of disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q have concluded that, our disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

b)

Changes in internal controls over financial reporting.  There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(21)

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

Not applicable

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Information regarding the repurchase of common stock during the three months ended July 31, 2004 is as follows:

			Total Number	Maximum Number of
	Total		Of Shares Purchased	Shares That May
	Number of	Average	As Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plan
Period	Purchased	Per Share	or Programs	or Programs
05/01/04 –05/30/04	3,703 (a)	5.70	--	--
06/01/04 –06/30/04	2,521 (a)	5.70	--	--
07/01/04 –07/31/04	--	--	--	--

(a) Shares purchased as cashless exercise of employee stock options.

Item 3 - Defaults on Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security-Holders

Not applicable

Item 5 - Other Information

Not applicable

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits
(10.1) Amendment No. 7 dated as of August 31, 2004, to the Loan and Security
Agreement dated as of May 17, 2002, by and between Collins Industries, Inc., and Fleet
Capital Corporation.

(31.1) Certifications-CEO
(31.2) Certifications-CFO
(32.1) Certification of Periodic Report-CEO
(32.2) Certification of Periodic Report-CFO

(b)	Reports on Form 8-K
On May 19, 2004, the Company filed a Form 8-K furnishing its press release dated August 18, 2004, which announced its financial results for its second fiscal quarter ended April 30, 2004.

(22)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS INDUSTRIES, INC.
Dated:	September 7, 2004

	By:	/s/ Larry W. Sayre
Larry W. Sayre, Vice President of Finance and Chief Financial Officer
(Signing on behalf of the registrant and as principal accounting officer)

(23)