Form 10-K
period 2004-10-31
COLLINS INDUSTRIES INC
filed 2005-08-03
CIK 21759

                       Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
For the fiscal year ended October 31, 2004 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

                                Yes X   No ___

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation S-K (Section  229.405 of this chapter),  is not contained  herein, and  will  not be  contained,  to the  best of the  registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined under rule 12-b of the Act.) Yes __ No X .

The  aggregate  market  value of  voting  stock  held by  non-affiliates  of the
$34,704,201 as of registrant was June 15, 2005

The number of share of Common Stock outstanding on June 15, 2005 was 6,610,324

                                     PART I

Item 1.  BUSINESS

General Development of Business

Collins  Industries,  Inc. was founded in 1971 as a manufacturer of small school buses and  ambulances  built from modified  cargo vans.  The  Company's  initial product  was  the  first  "Type  A"  school  bus,  designed  to  carry  14 to 20 passengers.  Today the Company  manufactures  specialty vehicles and accessories for various basic service niches of the transportation  industry.  The Company's products include ambulances, small school buses, shuttle and mid-size commercial buses, terminal trucks,  commercial bus chassis, road construction equipment and industrial rental sweepers. From its inception, Collins' goal has been to become one of the largest  manufacturers of specialty  vehicles in the U.S. The Company has grown  primarily  through the internal  development  of new products and the acquisition of complementary product lines.

In the U.S.,  Collins  believes that it is the largest  single  manufacturer  of ambulances,  the second largest  manufacturer  of terminal  trucks,  the leading manufacturer  of small school buses and a leading  manufacturer of sweepers used in the road construction  industry. The Company sells its products under several well-known trade names, including Wheeled Coach(R) (ambulances),  Collins Bus(R)
and  Mid  Bus(R)  (small  school  buses),  World  Trans(R)  (commercial  buses),
Capacity(R)  (terminal trucks) and  Waldon(R)/Lay-Mor(R)  (road construction and industrial rental sweeper equipment).

Most Collins products are built to customer  specifications from a wide range of options  offered by the Company.  Collins  sells to niche  markets  which demand manufacturing processes too sophisticated for small job shop assemblers,  but do not require the highly  automated  assembly line  operations of mass  production vehicle manufacturers.  The Company emphasizes specialty engineering and product innovation,  and it has introduced new products and product improvements,  which include the Moduvan(R) ambulance,  the first ambulance of its size with advanced life-support  system capability;  the Dura-Ride(R)  suspension system, the first frame-isolating  suspension system for terminal trucks;  and the innovation of a larger seating capacity,  Type A Super Bantam(TM) school bus capable of carrying up to 30 passengers, one of the largest Type A school buses in the industry.

Description of Business

The Company principally manufactures and markets specialty vehicles.

See "Note 9 to the Consolidated  Financial  Statements" for quantitative segment information.

Ambulances. The Company manufactures both modular and van-type ambulances at its
Hutchinson,  Kansas and Orlando, Florida plants. Modular ambulances are produced by attaching an all-aluminum, box-type, patient compartment to a dual rear-wheel cab chassis  ("Type I")

ambulance  or to a dual  rear-wheel,  van-type,  cutaway  chassis  ("Type  III")
ambulance or to a single rear-wheel  cutaway chassis  ("Moduvan")  ambulance.  A cutaway chassis consists of only the front portion of the driver's  compartment, engine,  drive train,  frame,  axle and wheels.  Van ("Type II")  ambulances are cargo vans  modified to include a patient  compartment  and a raised  fiberglass roof. Type II ambulances are smaller and less expensive than modular ambulances.

The Company also produces a limited  number of medical  support vans designed to transport medical and life-support equipment.  Medical support vans are modified commercial  vehicles which do not have a patient  compartment  for advanced life support system.

Buses.  The Company  manufactures  small school and activity buses,  and certain other commercial and shuttle buses at its Bluffton,  Ohio and South  Hutchinson,
Kansas facilities.

     School and Activity Buses. The Company manufactures small Type A school and activity buses which carry from 14 to 24 passengers. The majority of Type A school buses currently built by the Company are produced by fabricating the body and  mounting  it on a  vendor-supplied,  dual  rear-wheel  or  single rear-wheel,  cutaway  chassis.  The Company was the first  manufacturer  to produce a Type A school bus on this type of chassis,  which permits greater seating capacity than a van chassis. School and activity buses are produced in  compliance  with  federal,  state and local laws  regarding  school and activity bus vehicles.  In recent years, the Company has sold an increasing number  of  small  activity  buses  used  by day  care,  church  and  other non-profit organizations.

     Commercial  and Shuttle  Buses.  The Company  produces a limited  number of commercial and shuttle buses for churches, transit authorities,  hotels and resorts,  retirement centers,  nursing homes and similar users. These buses are built to customer specifications and are designed to transport 14 to 30 passengers over short distances.

Terminal Trucks / Road  Construction  Equipment.  The Company produces two basic models of terminal trucks at its Longview, Texas facility, the Trailer Jockey(R)
and the  Yardmaster(R).  Terminal  trucks are  designed  and built to  withstand heavy-duty use by moving trailers and containers at warehouses, rail yards, rail terminals and shipping ports.  Most terminal trucks  manufactured by the Company are built to customer specifications.  The Company manufactures the entire truck except  for major  drive  train  components  which are  purchased  from  outside suppliers.

The road construction  equipment produced by the Company includes three and four wheel  sweepers,  a full line of articulated  four-wheel  drive  loaders,  rough
terrain  lift  trucks,   compact  loaders  and  backhoes.   These  products  are
principally  sold in both commercial and rental markets through direct sales and distributors throughout the United States.

Manufacturing

Manufacturing  consists of the assembly of component parts either purchased from others  or  fabricated  internally.  With  the  exception  of  chassis,  chassis components  and certain  terminal  truck  components  which are  purchased  from outside  suppliers,  the Company  fabricates  the

principal components of its products. Collins' internal capabilities include CNC gas/plasma shape cutting, robotic welding of certain subassemblies,  CNC routing and  cabinetry  equipment,  CNC  punching  and  forming  of sheet  metal,  metal stamping,  tooling, molding of fiberglass components,  mechanical and electrical component assembly, upholstery, painting and finishing and Computer-Aided-Design and Manufacturing (CAD/CAM) systems.

The Company has improved its manufacturing  facilities from time-to-time through the  selective  upgrading of equipment  and the  mechanization  or automation of appropriate  portions of the  manufacturing  process.  Management  believes  the
Company's  manufacturing  facilities  are in good condition and are adequate for the purposes for which they  currently  are used.  The capacity of the Company's current  facilities,  particularly  if operated on a multiple  shift  basis,  is adequate to meet current needs and anticipated sales volumes.

New Products

The Company is not presently  engaged in, and does not  anticipate  engaging in, activities  which  would  require  significant  expenditures  or use of material amounts of assets for development of products.

Suppliers

In order to  ensure  that it has a  readily  available  supply  of  chassis  for ambulance and bus products,  the Company has entered into consignment agreements with General Motors Corporation  ("GMC") and Ford Motor Company ("Ford").  Under
those agreements,  chassis are kept at Company production  facilities at no cost to the Company other than chassis storage costs.  When an individual  chassis is selected  from the  Company's  consignment  pool for use in vehicle  production, title to the chassis passes to the Company and the Company becomes liable to the consignor for the cost of the chassis.  While an interruption in supply from one source may cause a temporary  slowdown in production,  the Company believes that it could obtain adequate numbers of chassis from alternate sources of supply.

The Company uses substantial  amounts of steel in the production of its terminal
truck  products  and  road  construction   equipment  and  certain  other  major
components  (primarily engines,  transmissions and axles). The Company also uses large  amounts of aluminum,  steel,  fiberglass  and glass in the  production of ambulances and buses. There is substantial  competition among suppliers for such raw materials and components,  and the Company does not believe that a loss of a single source of supply would have a material adverse effect on its business.

Patents, Trademarks and Licenses

The Company owns federal  registrations for most of the trademarks which it uses on its products. The Company also owns patents on its bus body design, ambulance design,  Dura-Ride air  suspension  system,  ambulance  warning light system and air-activated  bus door.  The Company  believes  that its  patents are  helpful, because they may force competitors to do more extensive design work to produce a competitive  product.  The Company  believes that its production techniques  and skills are as important as product  design,  and  therefore,  in management's  opinion,  any lack of patent protection would not adversely affect the Company's business.

Seasonality of Business

Historically, a major portion of the Company's net income has been earned in the second  half of its fiscal year ending  October 31. The  purchasing  patterns of school districts are typically  strongest in the summer months and this accounts for stronger  sales of small school buses in the second half of the fiscal year.
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
Finished  goods that are  reflected on the  financial  statements  are generally completed  units that are ready for  customer  delivery.  Sales to dealers  have generally  been  financed  for the dealers  through an  unrelated  third  party, resulting in payment generally within days of the sale.

Customer Concentration

The  Company  has no single  customer  whose loss would have a material  adverse effect on the Company as a whole.  During 2004, 2003 and 2002,  sales to any one customer were not in excess of 10% of consolidated sales.

Sales Backlog

The sales backlog at October 31, 2004, was approximately  $68.5 million compared to $46.7 million at October 31, 2003. In the opinion of management, the majority of this sales backlog will be shipped in fiscal 2005.

Governmental Sales

The  Company  has  pursued,  and  will  continue  to  pursue,  government  sales opportunities  as they occur.  No material  portion of the  Company's  business, however,  is subject to  renegotiation of profits or termination of contracts or subcontracts at the election of the government.

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

Competition

The markets for most of the Company's  product lines are very  competitive,  and the Company  currently has several direct  competitors in most markets.  Some of these competitors may have greater relative  resources.  The Company believes it can compete successfully (i) in the ambulance market on the basis of the quality and  price of its  products,  its  design  engineering  and  product  innovation capabilities  and on the strength of the Wheeled  Coach brand name,  and (ii) in the small  school bus market on the basis of its  product  price and quality and favorable  recognition of the Collins Bus and Mid Bus brand names,  (iii) in the road  construction  equipment  market for sweepers on the strength of its Waldon and Lay-Mor brand names,  product quality,  price and distribution  network, and
(iv) in the  terminal  truck  market on the basis of its  Capacity  brand  name,
price,   product  quality  and  customer  demand  for  its  exclusive  Dura-Ride suspension system.

Research and Development Costs

                                        2004             2003             2002
                                        ----             ----             ----
Research and Development Expenses     $ 82,537         $ 93,527         $198,814

This table sets forth the research and  development  costs the Company  incurred the past three fiscal  years,  which are included in general and  administrative expenses.  It  should  be  noted  the  Company  does  significant  research  and development  work on the production  line.  Accordingly,  the major costs of new programs are recorded as cost of sales and are expensed as incurred.

Regulation

The Company is subject to various laws and  regulations and all of the Company's on-road  vehicles must satisfy  certain  standards as  established by the United
States Department of  Transportation.  Certain of its products must also satisfy
specifications   established  by  other  federal,  state  and  local  regulatory agencies, primarily dealing with safety and performance standards.

Federal and state  authorities  have  various  environmental  control  standards relating to air,  water,  and noise  pollution  which  affect the  business  and operations of the Company.  For example,  these  standards,  which are generally applicable  to  all  companies,  control  choice  of  paints,  discharge  of air compressor,  waste water and noise emitted by factories.  Company facilities are subject to air  permitting by the U.S.  Environmental  Protection  Agency and/or
authorized  states'  under federal  and/or state  regulations  implementing  the federal Clean Air Act. Each of our facilities is

currently  operating  under  valid  permits.  Costs to renew  these  permits are immaterial.  The  Company  relies  upon  certifications  obtained  from  chassis manufacturers  with  respect  to  compliance  of  vehicles  with all  applicable emission control standards.

With respect to employees' health and safety,  the Company is subject to various
laws  and  regulations   promulgated  by  the  Occupational  Safety  and  Health
Administration  or OSHA.  Plants are periodically  inspected by federal agencies concerned with health and safety in the work place to ensure that company plants comply with applicable governmental and industry standards.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980
("CERCLA"),  as amended,  and other  similar state laws require the cleanup of a hazardous waste disposal sites.  Parties that may be liable under CERCLA for the cleanup of a hazardous  waste disposal site include the current  property owner, the  operator,  owners and operators of the property at the time of a release of hazardous  substances,  the arranger of the  disposal,  and the  transporter  of hazardous  substances.  To date,  the Company has not been  notified by the U.S.
Environmental  Protection  Agency,  any state agency, or any other private party that it is considered responsible or potentially  responsible for some aspect of the  cleanup of any  hazardous  waste  disposal  site under  CERCLA or any other similar state laws.

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

Export Sales

See "Note 9 to the Consolidated Financial Statements".

Recent Developments

Audit Committee Investigation

On January 31, 2005, the Company  announced  that it was delaying  filing of its
Form 10-K for the period ending  October 31, 2004 as Company  management and the
Audit Committee of its Board of Directors were  investigating  and analyzing the
Company's manner of establishing reserves in various worker's compensation cases in the states of Kansas and  Florida.  The  decision to delay filing of the Form
10-K for the period  ended  October  31,  2004 was made to permit the  Company's management and Audit Committee to complete the investigation  and analysis,  and to  allow  its  independent  registered  public  accounting  firm sufficient  time to  complete  the  audit  of the  Company's  October  31,  2004 financial statements.

The Audit  Committee  retained  independent  legal  counsel  and an  independent third-party  insurance  advisor to investigate of the practices  employed by the
Company in determining  liability  reserve  estimates for self insured  worker's compensation claims in Kansas and Florida.

Due to the complexity of calculating the reserves  required at the various dates and the  difficulty of estimating  the reserve  amount in each case,  additional time was needed to ensure a complete investigation.  This required the company's annual  shareholder  meeting  to be held at a later date than  normal,  which is traditionally the last Friday in February of each year.

The Company  obtained a waiver from its lead bank with regard to the covenant in its credit facility that all Securities and Exchange Commission reports be filed on a timely basis. The credit facility remains available and unaffected.

On February  22,  2005,  the  Company  announced  that it  received  notice of a determination by NASDAQ's Listing  Qualifications Staff that it failed to comply with NASDAQ listing  standards set forth in NASDAQ  Marketplace Rule 4310(c)(14)
due to the delayed  filing with the  Securities  and Exchange  Commission of its annual report on Form 10-K for the period ended  October 31, 2004,  and that its common stock would  therefore be subject to delisting  from the NASDAQ  National
Market.  On May 16, the common stock of the Company was delisted from the NASDAQ
National Market due to the delay in filing its annual report on Form 10-K.

On March 2, 2005, the Company announced that, as a result of the  investigation, the Company would restate its  previously  issued  financial  statements for the
2003 and 2002  fiscal  years to  correct  the  manner in which the  Company  had established and recorded these reserves.  In addition,  the Company's previously released financial  information for fiscal 2004 will be revised. The Company and
Audit Committee have discussed the issues  surrounding the restatement  with the
Company's  independent  registered public accounting firm, KPMG LLP (KPMG). KPMG has  informed  the  Company  and  Audit  Committee  that  they  concur  with the restatement decision.

The Company  discovered  issues with workers'  compensation  claims for injuries dating back to 1990. The special  investigation  revealed that Company personnel with  responsibility  for setting reserves did so in an aggressive  manner which caused the third-party  administrator  adjusters to recommend reserves at levels lower than they would have  otherwise  recommended.  Personnel  also  employed a practice  known as  stair-stepping  reserves for certain  claims.  This involves recording  reserves initially at an amount lower than the amount the claim would be expected to settle for and  increasing  the reserve  over time.  In addition, several  Florida  claims that had  existed  for an  extended  period of time had reserves which had been set artificially low and then increased  periodically to reflect  on-going  payments to  claimants.  The accrual of these  amounts in the period that claims were incurred  resulted in a charge to retained  earnings for periods prior to October 31, 2001 and a reversal of reserves in subsequent years to reflect amounts that should already have been recorded.

On May 12, 2005, the Company  announced that its Audit Committee had recommended revised  procedures for establishing  workers'  compensation  reserves.  Revised procedures were put in place to help ensure reserve  recommendations made by the
Third  Party  Administrator  ("TPA")  are  recorded.  Procedures  also  prohibit inappropriate  influence  by  management  in  the  determination  of  the  TPA's recommended reserve amounts. The revised procedures require increased accounting oversight  to help insure  reserves are recorded in  accordance  with  generally
accepted   accounting   principles.   The  Board  of   Directors   approved  the
recommendation.  Effective July 1, 2005, the Company  purchased  guaranteed cost workers  compensation  insurance  for the  states  in  which  it had  previously self-insured.  The Company  continues to be  self-insured  in certain states for workers compensation claims incurred prior to July 1, 2005.

On March 21, 2005,  the Company  reported  that the Executive  Vice  President -
Operations,  Terry L. Clark, and Chief Financial Officer,  Larry Sayre,  retired effective March 18, 2005. April 1, 2005, Randall Swift became Vice President and
Chief Operating Officer of the Company.  On May 23, 2005, Cletus Glasener became
Vice President and Chief  Financial  Officer of the Company.  A charge to income totaling approximately $1.1 million was recorded in the second quarter of fiscal year 2005. This amount represents the estimated severance  obligation of the two executives who retired.

As a result of the investigation  and review of estimated  workers  compensation claims, the Company has restated its consolidated  financial  statements for the fiscal years ended October 31, 2002 and 2003, and for the quarters ended January
31,  2004  through  July 31,  2004.  This  restatement  increased  net income by
$242,291,  or $.04 per share (diluted) to $1,990,124 for 2002 and by $69,912, or
$.01 per share  (diluted)  to  $1,644,865  for 2003.  The  beginning  balance in
Retained  Earnings for 2002 was reduced by  $1,443,218  to $8,891,450 to reflect the additional worker's  compensation  liability.  Previously reported unaudited net income for the first three  quarters of fiscal 2004 increased by $106,734 to
$1,530,207 or $.02 per share  (diluted).  Net income  reflected in the unaudited consolidated financial statement information for the year ended October 31, 2004 contained  in the  November  22, 2004  Current  Report on Form 8-K  decreased by
$153,579.  The  opening  equity  as of  November  1, 2001 has been  restated  by
$1,443,218. All applicable financial information contained in this Annual Report on Form 10-K gives effect to these restatements.

For  information  concerning  the  restatements,   see  Item  7  -  Management's
Discussion  and Analysis of Financial  Condition and Results of  Operations  and
Note 2 of the Notes to Consolidated Financial Statements included in Item 8.

Item 2.  PROPERTIES

The following table sets forth certain information with respect to the Company's manufacturing  and office  facilities.  The Company owns all  properties  listed below in fee simple, except as otherwise noted.

                                                                                                   Approximate
Location                             Use                                                           Size (sq ft)
--------                             ---                                                           ------------

Hutchinson, Kansas (1)               Corporate headquarters                                              5,000

Hutchinson, Kansas (1),(2)           Ambulance production; Office space                                196,000

South Hutchinson, Kansas (1),(3)     Small school bus and commercial bus production; Office space      247,000

Orlando, Florida (1),(4)             Ambulance products; Office space                                  311,000

                                     Terminal truck/road construction equipment production,
Longview, Texas (1),(5)              chassis
                                     production; Office space                                          180,000

Mansfield, Texas (1)                 Ambulance sales, service and distribution center                   25,000

Fairview, Oklahoma (1)               Road construction equipment fabrication and assembly;
                                     Office space                                                       74,000

Bluffton, Ohio (6)                   Small school bus and commercial bus production; Office space      186,000

(1)  This property is pledged as  collateral to secure  payment of the Company's debt obligations. See "Note 3 to Consolidated Financial Statements."

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

(6)  This property was leased prior to being purchased for $2,000,000 on May 13,
     2005 with financing under the Company's credit facility.

The Company also leases  several other  facilities  throughout  the U.S. for the
sale  and   distribution   of   ambulances.   Although  the  Company   evaluates
opportunities  to acquire  additional  properties  at  favorable  prices as they arise, it believes that its existing  facilities are well maintained and will be adequate  to  service  its  needs in the  foreseeable  future.  Certain  Company facilities  have room to expand in existing  buildings and others have land upon which additional buildings can be constructed.

Item 3.  LEGAL PROCEEDINGS

There are no material  pending legal  proceedings,  other than ordinary  routine litigation  incidental  to the  business,  to which the Company is a party or of which any of its property is subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security  holders  during the fourth quarter of the fiscal year ended October 31, 2004.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S  COMMON STOCK,  RELATED  STOCKHOLDER MATTERS
        AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to being delisted on May 16, 2005, Collins  Industries,  Inc. common stock was quoted on the NASDAQ Stock Market under the symbol COLL. The common stock of the Company is  currently  traded over the  counter and is quoted  through  Pink
Sheets under the symbol  "COLL.PK." The following  table sets forth the high and low sales  prices per share of the common  stock as reported by the NASDAQ Stock
Market.  There were 460  shareholders of record of the Company's common stock at
June 15, 2005.

                                   FISCAL 2004

                                                                Volume
        Quarter               High              Low             (000s)
  --------------------------------------------------------------------------
  First                      $5.69             $4.05             608
  Second                      6.02              4.51             401
  Third                       6.30              4.75             514
  Fourth                      5.75              4.61             433

                                   FISCAL 2003

                                                                Volume
        Quarter               High              Low             (000s)
  --------------------------------------------------------------------------
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

During each of the fiscal  years ended  October 31, 2004 and 2003 the  Company's annual cash dividend was $0.135 and $0.12 per share respectively and was paid on a quarterly basis.

For  information on our equity  compensation  plans refer to Item 12,  "Security
Ownership of Certain Beneficial Owners and Management".

In the three months ended  October 31, 2004 the Company did not  repurchase  any shares of common stock.

Item 6.  SELECTED FINANCIAL DATA
Operating History
(In thousands except share and per-share data)

Fiscal years ended October 31,                      2004         2003(a)        2002(a)         2001(b)        2000(b)
                                                    ----         -------        -------         -------        -------
                                                              (as restated)  (as restated)   (as restated)  (as restated)

Sales                                          $  208,203     $  204,618      $  200,843     $  207,626      $  220,912
Cost of Sales                                     184,128        181,608         177,705        183,143         194,141
  Gross profit                                     24,075         23,010          23,138         24,483          26,771
Selling, general and administrative
  (includes research & development)                19,263         18,653          18,387         19,625          20,725
Income from operations                              4,812          4,357           4,751          4,858           6,046
Other income (expenses):
  Interest, net                                    (1,472)        (1,728)         (1,527)        (2,056)         (1,743)
  Other, net                                          521              6              26             27             125
Income before provision for income taxes            3,861          2,635           3,250          2,829           4,428
Provision for income taxes                          1,530            990           1,260            950           1,210
Net income                                     $    2,331     $    1,645      $    1,990     $    1,879      $    3,218

Earnings per share - diluted:                  $      .38     $      .24      $      .29     $      .26      $      .42
Dividends per share                            $    .1350     $    .1200      $    .1200     $    .1425      $    .1800
Weighted average shares outstanding-
  Diluted                                       6,211,112      6,855,955       6,854,222      7,131,734       7,574,915
Depreciation and amortization                  $    3,393     $    3,320      $    3,506     $    3,525      $    3,099

Financial Position
(In thousands, except share and per-share data)

As of October 31,                                   2004         2003(a)        2002(a)         2001(b)        2000(b)
                                                    ----         -------        -------         -------        -------
                                                              (as restated)  (as restated)   (as restated)  (as restated)

Current assets                                 $   54,570     $   47,267      $   48,850      $  45,708      $   55,451
Current liabilities                                35,918         28,879          30,630         28,372          36,238
Working capital                                    18,652         18,388          18,220         17,336          19,213
Total assets                                       80,727         74,705          77,476         70,744          81,602
Long-term debt and capitalized leases
  (less current maturities)                        18,515         16,730          19,396         15,124          19,016
Shareholders' investment                           24,769         27,763          26,335         26,287          25,732
Book value per share                                 3.89           3.83            3.70           3.61            3.47

Financial Comparisons
Fiscal years ended October 31,                      2004         2003(a)        2002(a)         2001(b)        2000(b)
                                                    ----         -------        -------         -------        -------
                                                              (as restated)  (as restated)   (as restated)  (as restated)

Gross profit margin                                  11.6%          11.2%           11.5%           11.8%           12.1%
Net profit margin                                     1.1%           0.8%            1.0%            0.9%            1.5%
Selling, general and administrative
 (including R&D) as percent of sales                  9.2%           9.1%            9.2%            9.5%            9.4%
Long-term debt and capitalized leases
 to shareholders' investment                        0.7:1          0.6:1           0.7:1           0.6:1           0.7:1
Manufacturing space (000's square feet)             1,022          1,108           1,108           1,108           1,108
Common stock repurchased                       $    5,344     $      195      $    1,749      $      908     $       539
Capital expenditures                           $    1,837     $    3,131      $    3,004      $    1,687     $     1,763

(a) For information on the effects of the restatement see Note 2 of Notes to the
Consolidated Financial Statements.
(b) Certain  changes  have been made to results in these years as  discussed  in
Note 2 of Notes to the Consolidated Financial Statements. Earnings per share was previously  reported as $.33 in 2001 and $.55 in 2000. Net Income was previously reported  as $2,382  in 2001 and  $4,158 in 2000.  Shareholders  Investment  was
previously reported as $27,730 in 2001 and $26,673 in 2000.

Item 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

RESTATEMENT OF FINANCIAL STATEMENTS

On March 2, 2005,  the  Company  announced  that,  as a result of the  Company's investigation  of its self-insured  reserves for estimated  worker  compensation claims in the states of Florida  and  Kansas,  the  Company  would  restate  its previously  issued  financial  statements  for the 2003 and 2002 fiscal years to correct the manner in which the  Company  had  established  and  recorded  these reserves.  In addition,  the Company's previously released financial information for fiscal 2004 will be revised.

The following  table  identifies  the  adjustments  made to  previously-released consolidated financial statements:

                                                                                           Periods Prior
Description of Adjustments                                                                      to
($ In thousands)                                       2004(1)       2003         2002         2002
--------------------------------------------------------------------------------------------------------

Workers Compensation Reserve Adjustments(2)           $  612       $    24       $ 411      $  (2,359)
Workers' Compensation Premium Increase (3)               (37)            -           -              -
Environmental Reserve Accrual (4)                        (59)            -           -              -
Uncollectible Rebates (5)                                (55)           (6)          -              -
Other Accrued Expenses (6)                              (605)           82         (19)           (14)
---------------------------------------------------------------------------------------------------------
  Total pre-tax impact                                $ (144)      $   100       $ 392      $  (2,373)
  Income tax (7)                                         (10)          (30)       (150)           930
---------------------------------------------------------------------------------------------------------
Total Net Income Impact                               $ (154)      $    70       $ 242      $  (1,443)
---------------------------------------------------------------------------------------------------------

(1)  These amounts have been revised by the Company for the quarters ended
     January 31, 2004, April 30, 2004 and July 30, 2004 on Form 10-Q and
     financial statement information for the year ended October 31, 2004 compared to what was previously furnished in the November 22, 2004 Current
     Report on Form 8-K.

(2)  Adjustments to workers' compensation liability reserves which had not previously been recorded. These adjustments are reflected in cost of sales on the income statement and accrued expenses and other current liabilities on the balance sheet. Adjustments in 2004, 2003 and 2002 also reflect reversal of expense recorded in those years which should have been recorded in prior periods.
     Consolidated Statements of Income and Comprehensive Income: Adjustment
     decreased (increased) cost of sales by the amounts set forth in this table.
     Consolidated Balance Sheets: Adjustment increased accrued expenses and other current liabilities by $1,312, $1,923 and $1,948, at October 31,
     2004, 2003 and 2002, respectively.

(3)  In January 2005 the Company received a notice that its State of Ohio
     Workers compensation premium attributable to fiscal year 2004 would increase by $37.
     Consolidated Statements of Income and Comprehensive Income: Adjustment
     increased cost of sales by the amounts set forth in this table.
     Consolidated Balance Sheets: At October 31, 2004, adjustment increased accounts payable by $37.

(4)  In February 2005, the Company received notice from its counsel that amounts previously recorded for potential environmental liabilities were understated. Such amounts were increased by $59. This adjustment is reflected in cost of sales on the income statement and accounts payable on the balance sheet.
     Consolidated Statements of Income and Comprehensive Income: Adjustment
     increased cost of sales by the amounts set forth in this table.
     Consolidated Balance Sheets: At October 31, 2004, adjustment increased accounts payable by $59.

(5)  Relates to corrections to the estimate of rebate collectibility at October
     31, 2004.

     Consolidated Statements of Income and Comprehensive Income: Adjustment
     increased cost of sales by $55 in 2004 and $6 in 2003.
     Consolidated Balance Sheets: At October 31, 2004 and 2003, adjustment decreased receivables by $61 and $6, respectively.

(6)  The 2004 items relate to several miscellaneous adjustments primarily revising estimated accruals to actual expense. The 2004 items include legal reserve accruals ($340), employee medical expense accruals ($200), facility expenses ($10), product returns ($17), product concessions expense ($10), and reversal of product liability expense ($85) partially offset by lower actual employee bonuses ($34), and lower audit fees ($25).
     Consolidated Statements of Income and Comprehensive Income: Adjustments
     decreased sales by $13, increased cost of sales by $400 and increased selling, general and administrative expenses by $191.
     Consolidated Balance Sheets: At October 31, 2004, adjustment increased accrued expense and other current liabilities by $216, increased accounts payable by $295, increased inventories by $11 and decreased receivables by
     $56. An additional entry related to subsequent payments for goods and service made in 2005 related to 2004 increased inventories and accounts payable by $113, respectively.

     The 2003 items primarily include corrections to facility expenses ($35), product concessions ($14) offset by lower product liability expense ($85), lower actual employee bonuses ($3), and lower accounts receivable allowance expense ($43).
     Consolidated Statements of Income and Comprehensive Income: Adjustments
     decrease sales by $29, increased cost of sales by $20 and decreased selling, general and administrative expenses by $132 in 2003.
     Consolidated Balance Sheets: At October 31, 2003, adjustment decreased accrued expense and other current liabilities by $111, increased accounts payable by $35, decreased receivables by $53 and increased inventories by
     $26.

     The 2002 items primarily include corrections to increase accounts receivable allowance expense ($43) partially offset by lower actual employee bonuses ($22), and lower product concessions expense ($2).
     onsolidated Statements of Income and Comprehensive Income: Adjustments
     increased sales by $4, increased cost of sales by $2 and increased selling, general and administrative expense by $21 in 2002.
     Consolidated Balance Sheets: At October 31, 2002, adjustment decreased receivables by $56, and decreased accrued expense and other current liabilities by $23.

     The adjustment to periods prior to 2002 is increased product concessions expense by $14 and is reflected as a $28 decrease to sales and a $14 decrease to cost of sales in the Consolidated Statements of Income and
     Comprehensive Income in 2001. Receivables decreased $28 and inventories increased $14 in the Consolidated Balances Sheet as of October 31, 2001.

     Amounts in 2004, 2003 and 2002 also reflect adjustments for expenses recorded in those years which should have been recorded in prior periods.

(7)  Relates to approximately $40 of income tax benefit related to the adjustments described above, offset by $50 of additional estimated income tax expense in 2004. Tax amounts for 2003 and 2002 represent the tax effect due to the adjustments.
     Consolidated Statements of Income and Comprehensive Income: Adjustment
     increased income taxes by the amount set forth in this table.
     Consolidated Balance Sheets: At October 31, 2004, adjustment increased accounts payable by $50. The cumulative effect of all entries increased prepaid expenses and other current assets by $790, $750 and $780 for the years ended October 31, 2004, 2003 and 2002, respectively.

This restatement  increased net income by $242,291,  or $.04 per share (diluted)
to $1,990,124  for 2002 and $69,912,  or $.01 per share  (diluted) to $1,644,865 for 2003. The balance in Retained Earnings as previously reported at October 31,
2001 was reduced by $1,443,218 to $8,891,450 to reflect the additional  worker's compensation  reserves  which  should  have been  recorded  in earlier  periods.
Previously  reported unaudited net income for the first three quarters of fiscal
2004

increased  by $106,734 to  $1,530,207  or $.02 per share  (diluted).  Net income reflected in the unaudited  consolidated financial statement information for the year ended October 31, 2004 furnished in the November 22, 2004 Current Report on
Form 8-K  decreased by $153,579.  The opening  equity as of November 1, 2001 has been restated by $1,443,218.  All applicable financial  information contained in this Annual Report on Form 10-K gives effect to these restatements.

RESULTS EXPRESSED AS A PERCENTAGE OF SALES

The following  discussion and analysis  provides  information  which  management believes  is  relevant  to an  assessment  and  understanding  of the  Company's consolidated  results of operations  and  financial  condition.  The  discussion should be read in conjunction  with the  consolidated  financial  statements and notes thereto.

                                                                  2004                2003                2002
                                                                  ----                ----                ----
                                                                                  As Restated          As Restated
Sales                                                            100.0%              100.0%              100.0%
Cost of sales                                                     88.4                88.8                88.5
                                                                  ----               -----                ----
         Gross profit                                             11.6                11.2                11.5

Selling, general and administrative expenses                       9.3                 9.1                 9.2
Research and development expenses                                  0.0                 0.0                 0.0
                                                                   ---                 ---                 ---

         Income from operations                                    2.3                 2.1                 2.3

Other income(expense):
    Interest, net                                                 (0.7)               (0.8)               (0.7)
    Other, net                                                     0.3                 0.0                 0.2
                                                                   ---                 ---                 ---

         Income before provision for income taxes                  1.9                 1.3                 1.8

Provision for income taxes                                         0.8                 0.5                 0.7
                                                                   ---                 ---                 ---

         Net income                                                1.1%                0.8%                1.1%
                                                                   ====                ====                ====

OVERVIEW

General

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
For the fiscal years ended  October 31,  2003,  and 2002  nonrecurring  gains or losses were not material and as such have no impact on this analysis. For fiscal year 2004 the Company had a nonrecurring  pretax gain on sale of property in the amount of $466,733.

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

The sales backlog at October 31, 2004, was approximately  $68.5 million compared to $46.7 million at October 31, 2003. In the opinion of management, the majority of this sales backlog will be shipped in fiscal 2005.

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

The Company  produces  ambulances in Florida and Kansas and the  ambulances  are generally  completed in 60-90 days depending on the complexity of the particular ambulance.  Chassis,  purchased  components  and  raw  materials  are  the  most significant ambulance  manufacturing costs. Ambulances are produced on a variety of chassis  purchased from  manufacturers  such as Ford and General Motors. As a result,  the ambulance  segment is dependent upon an adequate supply and flow of chassis from its principal  chassis  suppliers.  The Company  maintains  chassis consignment pool  arrangements  with both GM and Ford and generally  maintains a
90-120 day supply of chassis in its consignment  pools. While an interruption in supply from one source may cause a temporary  slowdown in products,  the Company believes that it could obtain adequate

numbers of chassis from alternate sources of supply.  In certain cases,  chassis may be supplied by a customer.  Other key  production  components  of ambulances include  aluminum,  steel,  lights  and  light  bars,  wood,  laminates,  paint, electrical  wire and  components.  The  Company  generally  does not enter  into long-term  production  contracts for ambulances  that would require  contractual provisions for cost adjustments.

Bus Segment

In 2004,  the  Company's bus segment was its third most  significant  reportable segment.  Key business drivers of the bus segment  include,  among other things, the replacement cycle of buses,  transportation  budgets of school districts and other non-profit  organizations,  capital spending trends and interest rates for capital goods.  Bus sales are generally  made on a competitive  bid basis either through the  Company's  dealer  network or directly to an end user for  national account  customers.  Substantially  all bus  sales  are  based  on and  built to customer  specifications.  Additionally,  school buses are  manufactured to meet state  specifications which vary by state. The majority of the bus segment sales are  small  Type-A  buses  sold to either  school  districts  or large  contract carriers for school  districts.  In recent  years,  many states have adopted new laws that will prohibit or severely  limit the public use of  14-passenger  vans
("non-conforming  vans").  Consequently,  public  and  private  schools,  public
agencies,   churches  and  similar   organizations  have  begun  replacement  of
non-conforming  vans with small school buses.  As a result,  the Company expects the  replacement  cycle in this new market  segment to continue to increase over the next several  years.  In recent  years,  the Company has sold an  increasing number of small  activity  buses used by day care,  church and other  non-profit organizations.

The  Company  produces  buses in Kansas  and Ohio and the  buses  are  generally completed  in 30-60 days  depending on the  complexity  of the  particular  bus.
Chassis,  purchased  components and raw materials are the most  significant  bus manufacturing  costs. Buses are principally produced on Ford, General Motors and
International  chassis.  As a  result,  the bus  segment  is  dependent  upon an adequate supply and flow of chassis from its principal  chassis  suppliers.  The
Company  maintains  chassis  consignment pool arrangements with both GM and Ford and generally maintains a 90-120 day supply of chassis in its consignment pools.
While an interruption  in supply from one source may cause a temporary  slowdown in  products,  the Company  believes  that it could obtain  adequate  numbers of chassis  from  alternate  sources of supply.  In certain  cases,  chassis may be supplied by a customer.  Other key production components of buses include steel, lights,  wood,  windows,  paint and electrical wire and components.  The Company generally  does not enter into  long-term  production  contracts  for buses that would require contractual provisions for cost adjustments.

Terminal Truck/Road Construction Segment

Product sales of terminal trucks and road  construction  units were  principally driven by  freight  volume  trends  in the  intermodal,  trucking,  warehousing, stevedoring  operations  and  construction  spending.  Other key drivers of this segment include capital spending and interest rate trends,  highway construction budgets and international currency exchange rates. This segment's products  are sold direct to end  customers  and  through  dealer  networks  and distributors,  depending on the particular  product and unit volumes. A majority of this  segment's  products  are sold on a  competitive  bid basis and terminal trucks are generally  manufactured  based on the particular  specifications  and requirements of the end customer. A significant majority of the trucks are built for  off-highway  use in rail  yards,  ports  and  warehouses  and  distribution centers.  After-market  sales of parts to the terminal  truck/road  construction market customer base are also a key source of revenue to this segment.

The Company produces its terminal truck/road construction equipment in Texas and certain  other road  construction  equipment  in  Oklahoma.  These  products are generally  manufactured within a 30-60 day timeframe depending on the complexity of the particular  product.  The most  significant  manufacturing  costs are the engines, transmissions,  axles and raw steel components. Other key manufacturing components include windows, hydraulic components,  paint and electrical wire and components.  The  Company  generally  does not enter into  long-term  production contracts  for terminal  truck/road  construction  products  that would  require contractual provisions for cost adjustments.

See "Note 9 to the Consolidated  Financial  Statements" for quantitative segment information.

RESULTS OF OPERATIONS

Fiscal 2004 Compared to Fiscal 2003

     Sales

Ambulance Segment

In fiscal 2004,  the ambulance  segment sales were $83.2 million or 40.0% of the
Company's  consolidated sales compared to $96.5 million or 47.1% in fiscal 2003.
Unit volume sales of ambulance products decreased 15% in fiscal 2004 compared to
2003.  This decrease was  principally  due to budgetary  curtailments by certain municipalities  and national  not-for-profit  organizations.  Ambulance products selling  prices  increased  approximately  1% in fiscal 2004  compared to fiscal
2003. This increase principally resulted from normal price increases required to offset  increases in chassis costs,  raw materials and direct labor and a change in product  mix.  Segment  pretax  profits  from  ambulance  products  decreased approximately  36% in fiscal 2004  compared to 2003.  Substantially  all of this decrease  was a  result  of lower  sales  volumes.  However,  the  decrease  was partially  offset by higher  purchase  discounts  and  incentives  from  chassis manufacturers and by production efficiencies achieved from automation of certain manufacturing operations as discussed below.

Bus Segment

In fiscal 2004,  bus segment  sales were $57.6 million or 27.7% of the Company's consolidated  sales  compared  to $66.6  million  or 32.6% in fiscal  2003.  The decrease  was  principally  the  result  of  customer-supplied  chassis  for bus products.  Sales of bus products were reduced by approximately $25.1 million for the fiscal  year ended  October 31,  2004 due to  customer-supplied bus chassis compared to a reduction of approximately  $10.0 million for the same period last year. Units with customer-supplied chassis for the fiscal year ended
October 31, 2004 amounted to 57% of bus units  produced  compared to 22% for the same period last year.  Unit volume  sales of bus  products  increased  by 7% in fiscal 2004.  This increase was  principally  due to increased sales to day-care providers  and  church-related  organizations.  The  average  unit  price of bus products  decreased by approximately  19% in fiscal 2004.  Substantially  all of this decrease  resulted from the impact of  customer-supplied  chassis discussed above.

In fiscal 2003, the Kansas bus plant completed  mechanization  projects and made major  product  and  manufacturing  process  improvements.  These  projects  and improvements were significant  factors for the increased bus margins achieved in both fiscal 2004 and 2003.  Segment pretax profits from bus products improved by approximately 39% in fiscal 2004 compared to 2003.

Terminal Truck/Road Construction Segment

In fiscal 2004, the terminal  truck/road  construction  segment sales were $67.4 million or 32.4% of the Company's  consolidated  sales compared to $41.5 million or 20.3% in fiscal 2003. Unit volume sales of terminal  truck/road  construction products increased 55% in fiscal 2004. This unit volume increase was principally due to the impact of additional export sales associated with foreign stevedoring operations,  the changes in currency exchange rates,  greater market penetration and higher domestic sales to intermodal and warehousing customers.  This segment also  experienced  a rebound in the number of road sweepers sold to the domestic rental  market.  The  average  unit price of  terminal  truck/road  construction products  increased by 5% in fiscal 2004 compared to fiscal 2003.  Substantially all of this increase  related to the product mix of terminal  truck products and unit price increases  required to offset higher steel and major component prices of suppliers.

Segment pretax profits from terminal truck/road  construction  products improved by 211% in fiscal 2004 compared to 2003. These improvements were principally due to the higher unit volumes and product mix.

Selling, General and Administrative Expenses

Selling,  general and administrative expenses for fiscal 2004 were $19.2 million
(9.2% of sales)  compared to $18.6 million (9.1% of sales) in fiscal 2003.  This increase principally resulted from higher sales volumes.

Other Income (Expense)

Interest  expense  decreased  to $1.5  million in fiscal  2004  compared to $1.7 million in fiscal 2003.  This  decrease was  principally  a result of an overall decrease of the Company's average borrowings throughout most of fiscal 2004.

Other  income for the fiscal year ended  October 31, 2004 was $.52  million.  Of this amount,  $.47 million resulted from gains from sales of buildings and land.
Theses  properties  were  comprised of excess  office space in Kansas and excess manufacturing space in Alabama. These properties

were not  replaced.  Although  the Company  evaluates  opportunities  to acquire additional  properties at favorable  prices as they arise,  it believes that its existing  facilities  are well  maintained  and will be  adequate to service its needs in the foreseeable future.  Certain Company facilities have room to expand in existing  buildings and others have land upon which additional  buildings can be constructed.

Provision for Taxes

Income tax expense in fiscal 2004 was $1.5  million  compared to $1.0 million in fiscal  2003,  while  income tax expense as a  percentage  of pretax  income was approximately 39% and 38%, respectively.

Net Income

The  Company's  net income in fiscal 2004  increased to $2.3  million  ($.38 per share-diluted) compared to $1.6 million ($.24 per share-diluted) in fiscal 2003.
The overall  increase was  principally due to higher profit  contributions  from terminal  truck/road  construction  and bus products,  lower  interest costs and aggregate  after tax gains of $292,000  ($.05 per share - diluted) from the sale of properties in the first and fourth quarter of fiscal 2004. These improvements were partially  offset by lower profit  contributions  from ambulance  products.
Diluted  earnings per share for the fiscal year ended October 31, 2004 were also impacted by the Company's purchase of approximately 14% of its  then-outstanding common stock in December 2003 ($.05 per share - diluted).

Fiscal 2003 Compared to Fiscal 2002

     Sales

Ambulance Segment

In fiscal 2003,  the ambulance  segment sales were $96.5 million or 47.2% of the
Company's  consolidated sales compared to $95.5 million or 47.6% in fiscal 2002.
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

Bus Segment

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

Terminal Truck/Road Construction Segment

In fiscal 2003, the terminal  truck/road  construction  segment sales were $41.5 million or 20.3% of the Company's  consolidated  sales compared to $39.0 million or 19.4% in fiscal 2002. Unit volume sales of terminal  truck/road  construction products  increased 7% in fiscal 2003. These unit volume  increases  principally resulted from higher sales to  intermodal,  domestic  stevedoring,  trucking and warehousing  customers.  Additionally,  the Company experienced a rebound in the road sweepers sold to the domestic rental market. Average unit selling prices of terminal truck/road  construction products decreased less than 1% in fiscal 2003 compared to fiscal 2002.

Segment pretax profits from terminal truck/road  construction  products improved by 39% in fiscal 2003 compared to 2002. These  improvements were principally due to the higher unit volumes and product mix.

Selling, General and Administrative Expenses

Selling,  general and administrative expenses for fiscal 2003 were $18.6 million
(9.1% of sales)  compared to $18.2 million (9.1% of sales) in fiscal 2002.  This increase principally resulted from higher sales volumes.

Other Income (Expense)

Interest  expense  increased  to $1.7  million in fiscal  2003  compared to $1.5 million in fiscal 2002.  This  increase was  principally  a result of an overall increase of the  Company's  average  borrowings  throughout  most of fiscal 2003 required to support higher levels of inventory and capital expenditures financed by Industrial Revenue Bonds.

Provision for Income Taxes

Income tax expense in fiscal 2003 was $1.0  million  compared to $1.3 million in fiscal  2002.  Income tax expense as a  percentage  of pretax  income was 38% in fiscal 2003  compared to 39% in fiscal 2002.  Income tax expense as a percent of pretax income decreased  principally as a result of lower state income taxes and non-deductible expenses.

Net Income

The  Company's  net income in fiscal 2003  decreased to $1.6  million  ($.24 per share-diluted) compared to $2.0 million ($.29 per share-diluted) in fiscal 2002.
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

Cash  provided by  operations  was $5.4 million in fiscal 2004  compared to $4.6 million in fiscal 2003.  Principal sources of the cash provided by operations in fiscal 2004 were from  Company  profits and  increases  in accounts  payable and accrued expenses. These sources of cash from operations were partially offset by increases in accounts receivable and inventories.  Accounts receivable increased primarily  as a  result  of  higher  foreign  sales in the  terminal  truck/road construction equipment segment.

Cash  provided by  operations  was $4.6 million in fiscal 2003  compared to $4.7 million in fiscal 2002.  Principal sources of the cash provided by operations in fiscal 2003 were from  Company  profits and  decreases  of accounts  receivable.
These sources of cash from  operations  were offset by increases in  inventories and decreases in accounts payable (net of controlled disbursements).

Cash used in investing  activities  was $1.3 million in fiscal 2004  compared to
$3.2  million in fiscal  2003.  In fiscal 2004,  the  principal  use of cash for investing purposes was for capital expenditures of $1.8 million partially offset by $0.6 million in proceeds  from the sale of properties in the first and fourth quarter of fiscal 2004.  The Company made  capital  expenditures  related to the ambulance  segment in fiscal 2004 and 2003,  of $0.9  million and $2.7  million, respectively.  The majority of these  expenditures  related to the automation of certain  cabinet  and metal  fabrication  operations  in the  Florida and Kansas plants.  The Company  expects these  expenditures  to improve the quality of its products and to reduce its overall production costs.

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

Cash used in financing  activities  was $4.0 million in fiscal 2004  compared to
$1.7 million in fiscal 2003. In fiscal 2004, the principal  sources of cash from financing activities related to $4.7

million in additional debt financed by the Company's  revolving debt credit line and $0.4 million  advanced from Industrial  Revenue Bonds issued in fiscal 2002.
These  sources of cash from  financing  activities  were offset by the Company's repurchase and retirement of common stock of $5.3 million,  repayment of debt of
$2.9 million and the payment of cash  dividends  of $.9 million.  At October 31,
2004,  cash balances  included  restricted  funds of $.4 million  related to the unused proceeds from the new Industrial Revenue Bonds issued in fiscal 2002.

Cash used in financing  activities  was $1.7 million in fiscal 2003  compared to
$1.5 million in fiscal 2002. In fiscal 2003, the principal  sources of cash from financing  activities  related to $2.0 million advanced from Industrial  Revenue
Bonds  issued in fiscal  2002 and $.9  million  in  additional  debt  related to equipment financed by the Company's term debt credit line. These sources of cash from financing  activities were partially  offset by the Company's  repayment of debt of $3.5  million,  the  repurchase  and  retirement  of common stock of $.2 million and the payment of cash  dividends of $.9 million.  At October 31, 2003, cash balances  included  restricted  funds of $.8 million  related to the unused proceeds from the new Industrial Revenue Bonds issued in fiscal 2002.

Aggregate  maturities of $11.7 million in capitalized  leases and long-term debt due in 2008 are principally a result of a loan agreement with the Company's lead bank which expires May 17, 2008. The Company currently  anticipates arranging an extension or  refinancing  of this debt at or prior to maturity.  See "Note 3 to the Consolidated Financial Statements" for quantitative information.

On May 17, 2002 the Company  entered  into a Loan and Security  Agreement,  (the
"Agreement"),  with Fleet Capital  Corporation,  a Rhode Island Corporation (the
"Bank").  The Agreement,  was amended in fiscal 2004 and provides a total credit facility of $39.0  million  consisting of a revolving  credit  facility of $30.0 million and long-term credit  facilities of $9.0 million.  The amended Agreement expires May 17, 2008. The credit facilities bear interest based on a combination of  Eurodollar  (LIBOR plus 1.75%) and the Bank's  prime  lending rate (4.75% at
October 31, 2004).  The revolving credit facility also provides for a maximum of
$2.5 million in letters of credit,  of which $1.5 million  were  outstanding  at
October 31, 2004. The total amount of unused  revolving  credit available to the
Company was $17.6 million at October 31, 2004.

On December 1, 2003 the Company completed a modified Dutch auction tender offer, which  commenced  on October 10, 2003 and expired on  November  21,  2003.  As a result,  the Company purchased and retired 14.4% of its outstanding common stock
(1,050,879  shares)  at $4.50 per  share or $5.1  million  including  associated indirect  costs.  The  purchase  of the shares  was  financed  by the  Company's revolving  credit  facility.  The  effect  of  this  transaction  increased  the
Company's  interest-bearing  debt and reduced its  stockholder's  equity by $5.1 million.

The Company  obtained a waiver from its lead bank with regard to the covenant in its credit  facility  that all audited  financial  statements  be delivered on a timely basis. The credit facility remains available and unaffected. The delay in providing audited  financial  statements did not result in a default under other debt  obligations.  The Company  has not  received  any  default  notifications.
Management  believes it is in  compliance  with its  covenants  under the credit facility.

The Company  believes that its cash flows from  operations,  its credit facility with its lead bank and unused funds  restricted for future capital  expenditures will be sufficient to satisfy its future working  capital,  capital  expenditure requirements  and  anticipated  dividends.  See  "Note  2  to  the  Consolidated
Financial Statements" for quantitative information.

The credit facility is collateralized by receivables, inventories, equipment and certain real property. Under the terms of the Agreement, the Company is required to  maintain  certain  financial  ratios  and other  financial  conditions.  The
Agreement  also  prohibits  the  Company  from  incurring   certain   additional
indebtedness,  limits  certain  investments,  advances  or loans  and  restricts substantial  asset sales and capital  expenditures.  The delay in filing audited financial  statements for the year ended October 31, 2004 would have constituted a debt covenant  violation  pursuant to the  agreement.  The Company  obtained a waiver from its lender  regarding  this  event.  The delay in filing the audited
financial   statements  also  resulted  in   non-compliance   under  other  debt
agreements,  although the  non-compliance did not result in an event of default.
The Company has not received any default notifications.  Management believes all default  conditions have now been remedied and the Company is in compliance with its covenants under its lending agreements.

It is customary  practice for  companies in the  specialty  vehicle  industry to enter into repurchase  agreements  with financing  institutions to provide floor plan financing for dealers.  In the event of a dealer default,  these agreements generally  require the repurchase of products at the original  invoice price net of certain adjustments.  The risk of loss under the agreements is limited to the risk that  market  prices for these  products  may  decline  between the time of delivery to the dealer and time of repurchase by the Company. The risk is spread over numerous dealers and the Company has not incurred  significant losses under these  agreements.  In the opinion of management,  any future losses under these agreements  will not have a material  adverse effect on the Company's  financial position or results of operations.  The Company's  repurchase  obligation  under these  agreements  is limited to vehicles  which are in new  condition and as to which the dealer still holds title.  The Company's  contingent  obligation under such agreements was approximately $1,188,000 at October 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

At October 31, 2004, the Company had no off-balance sheet arrangements that have or are  likely to have a  material  current  or future  effect on our  financial condition,  changes in  financial  condition,  revenues or  expense,  results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING PRINCIPLES AND ESTIMATES

The Company's  consolidated financial statements are prepared in conformity with accounting  principles  generally accepted in the United States. The preparation of these  financial  statements  requires the use of estimates,  judgments,  and assumptions  that affect the reported  amounts of assets and  liabilities at the date of the  financial  statements  and the  reported  amounts of  revenues  and expenses  during  the  periods  presented.  We  believe  that  of  our  critical accounting  policies,  the  following  may involve a high  degree of  judgments, estimates, and complexity:

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

As of October 31, 2004 and October 31, 2003,  the Company  tested for impairment the bus  and  terminal  truck/road  construction  business  segments  using  the discounted  cash flow approach and  determined  that the fair values for each of these segments  exceeded the related carrying values.  On an on-going basis, and absent any  impairment  indicators,  the Company will conduct  similar tests and record any  impairment  loss.  Management  believes that the estimates of future cash flows and fair values are reasonable; however, changes in estimates of such cash flows and fair value could affect the valuations.

Insurance Reserves
The  Company  failed  to  adequately   provide  for  estimated   future  Workers
Compensation  costs  related  to  certain  claims  that have been  denied by the
Company's excess liability  insurance carrier and for certain other claims. When management  discovered the error, an independent  third party  administrator was retained to estimate and determine the additional potential liability related to these claims.  The Company is currently  disputing the denial of coverage by the excess liability insurance carrier,  but the amount of future recovery,  if any, can not be assured.

Generally,  the Company is self-insured  for workers'  compensation  for certain subsidiaries and for all group medical insurance. Under these plans, liabilities are recognized for claims incurred  (including claims incurred but not reported)
and changes in the case reserves.  At the time a worker's  compensation claim is filed, a liability is estimated to settle the claim.  The liability for workers'
compensation claims is determined based on management's  estimates of the nature and  severity  of the  claims  and based on  analysis  provided  by third  party administrators and by various state statutes and reserve requirements. Since the liability  is an  estimate,  the  ultimate  liability  may be more or less  than reported. If previously established accruals are required to be adjusted, such amounts are included in cost of sales. Group medical reserves are funded through a trust and are estimated using historical claims' experience.

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

Warranties
The Company's  products  generally carry explicit product warranties that extend from  several  months to more  than a year,  based on terms  that are  generally accepted in the marketplace.  Certain  components  included in the Company's end products  (such as chassis,  engines,  axles,  transmissions,  tires,  etc.) may include  manufacturers'  warranties  that  are  generally  passed  on to the end customer of the Company's  products and the customer  generally  deals  directly with the applicable component  manufacturer.  The Company records provisions for estimated  warranty  and  other  related  costs  at the  time of sale  based  on historical warranty loss experience and periodically adjusts these provisions to reflect  actual  experience.  Certain  warranty and other related claims involve matters of dispute that ultimately are resolved by  negotiation,  arbitration or litigation.  Infrequently,  a material  warranty issue may arise which is beyond the scope of the company's historical  experience.  The Company provides for any such  warranty  issues as they  become  known and  estimable.  It is  reasonably possible that from time to time  additional  warranty and other  related  claims could arise from  disputes or other  matters  beyond the scope of the  Company's historical experience.

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

PRINCIPAL CONTRACTUAL OBLIGATIONS AND COMMERCIAL
COMMITMENTS

The Company's  contractual  obligations and other  commercial  commitments as of
October 31, 2004 are  summarized  below and fully  disclosed in Notes 3 and 8 in
Notes to Consolidated Financial Statements:

                                                             Payments due by period (in millions)
                                          ----------------------------------------------------------------------------
                                                             Less than       1-3 years                       After 5
                                             Total             1 year                        4-5 years        years
                                          -------------    -------------    -----------    -------------   -----------
Contractual Cash Obligations
Long-term debt                                 $14.345          $ 1.207        $ 2.414          $10.724       $     -
Capital lease obligations                        6.541            1.164          2.485            1.556         1.336
Operating lease obligations                      1.070            0.482          0.435            0.153             -
Purchase obligations                             0.360            0.360              -                -             -
Chassis contingent obligations                  15.659           15.659              -                -             -
                                          ----------------------------------------------------------------------------

Total contractual cash obligations             $37.975          $18.872        $ 5.334         $ 12.433       $ 1.336
                                          ----------------------------------------------------------------------------

Other Commercial Commitments
Lines of credit                                $     -          $     -        $     -         $      -       $     -
Standby letters of credit                        3.167            3.167              -                -             -
Standby repurchase commitments                   1.188            1.188              -                -             -
Other commercial commitments                         -                -              -                -             -
                                          ----------------------------------------------------------------------------

Total commercial commitments                   $ 4.355          $ 4.355        $     -         $      -       $     -
                                          ----------------------------------------------------------------------------

Recently Issued Accounting Standards

In November 2004, the FASB issued FASB Statement No. 151,  "Inventory  Costs: an amendment  of ARB No.  43".  FASB No.  151 will no longer  permit  companies  to capitalize  inventory  costs on their balance sheets when the production  defect rate varies  significantly  from the expected rate. The statement also clarifies that fixed overhead should be allocated to inventory based on "normal capacity".
The  statement is effective for the Company  beginning on November 1, 2005.  The
Company is unable to estimate the financial  statement  impact of this statement at this time.

In December  2003,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Interpretation  46R  (FIN  46R),  a  revision  to  Interpretation  46 (FIN  46),
Consolidation  of Variable  Interest  Entities.  FIN 46R  clarifies  some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004.
Entities that have adopted FIN 46 prior to this  effective  date can continue to apply  the  provisions  of FIN 46 until the  effective  date of FIN 46R or elect early  adoption  of FIN 46R.  The  adoption of FIN 46 and FIN 46R did not have a significant impact on our financial statements.

FASB Statement No. 123, Accounting for Stock-Based Compensation,  was revised in
December 2004 ("Revised Statement"). The Revised Statement, Share Based Payment,
also supersedes

APB Opinion No. 25,  Accounting  for Stock Issued to Employees,  and its related implementation  guidance.  The Revised Statement  establishes  standards for the accounting for transactions in which an entity exchanges its equity  instruments for goods or services. It also addresses  transactions in which an entity incurs liabilities  in exchange for goods or services  that are based on the fair value of the  entity's  equity  instruments  or that may be settled by the issuance of those equity  instruments.  For the Company,  the Revised Statement is effective
November 1, 2005. The adoption of this Revised Statement is not expected to have a material impact on our financial statements.

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

No  forward-looking  statement can be guaranteed  and actual future  results may vary materially.  The actual results of the Company could differ materially from those indicated by the  forward-looking  statements because of various risks and uncertainties  including  without  limitation,  changes  in  funds  budgeted  by
Federal,  state and local  governments,  the availability and timely delivery of key raw  materials,  components  and chassis,  changes in  competition,  various inventory risks due to changes in market conditions,  changes in product demand, substantial  dependence  on third  parties for product  quality,  interest  rate fluctuations,  adequate direct labor pools, development of new products, changes in tax and other governmental  rules and regulations  applicable to the Company, reliability  and timely  fulfillment of orders and other risks  indicated in the
Company's filing with the Securities and Exchange Commission.

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

The Company uses  derivative  financial  instruments  to reduce  exposure to its variable-rate  debt. On July 5, 2002, the Company  entered into an interest rate declining  balance  swap  agreement  on term debt of $6.8  million  to limit the effect of potential  increases in the interest rates on its  floating-rate  term debt  through  May  2005.  The  effect  of this  agreement  was to  convert  the underlying  variable-rate  debt  based  on LIBOR to a  fixed-rate  debt  with an interest rate between  4.42% and 4.65% plus a margin of 175 basis  points.  Fair value of this swap at  October  31,  2004 was  $40,562.  If  interest  rates for long-term  debt under the  current  credit  facility  had  averaged  10% more on average  variable-rate  debt for the entire year,  interest  expense  would have increased,  and income  before  taxes  would have  decreased  by less than $0.06 million for the year ended October 31, 2004.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Shareholders of Collins Industries, Inc.,

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Collins
Industries,  Inc. (a Missouri  corporation)  and  Subsidiaries as of October 31,
2004  and  2003,  and  the  related   consolidated   statements  of  income  and
comprehensive  income,  shareholders'  investment and cash flows for each of the years in the  three-year  period  ended  October 31,  2004.  These  consolidated financial  statements are the  responsibility of the Company's  management.  Our responsibility  is  to  express  an  opinion  on  these  consolidated  financial statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects,  the financial position of Collins Industries,
Inc. and  Subsidiaries as of October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the  three-year  period ended October 31, 2004, in conformity with U.S.  generally  accepted  accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated  financial  statements for the years ended October 31,
2003 and 2002. As discussed in Note 1 to the consolidated  financial statements, in 2003 the Company  changed its method of  accounting  for  goodwill  and other intangible  assets to comply with the  accounting  provisions  of  Statement  of
Financial Accounting Standard No. 142.

KPMG LLP

Kansas City, Missouri
July 28, 2005

Collins Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the years ended October 31,

                                                                       2004              2003              2002
                                                                       ----              ----              ----
                                                                                    (as restated)     (as restated)
Sales                                                               $208,202,664      $204,617,949      $200,842,914
Cost of sales                                                        184,128,034       181,608,277       177,704,716
                                                                 ---------------   ---------------   ---------------
          Gross profit                                                24,074,630        23,009,672        23,138,198

Selling, general and administrative expenses                          19,180,504        18,558,989        18,187,702
Research and development expenses                                         82,537            93,527           198,814
                                                                 ---------------   ---------------   ---------------

          Income from operations                                       4,811,589         4,357,156         4,751,682

Other income (expense):
   Interest, net                                                      (1,472,380)       (1,728,369)       (1,527,592)
   Other, net                                                            521,533             6,078            26,034
                                                                 ---------------   ---------------   ---------------

                                                                        (950,847)       (1,722,291)       (1,501,558)
                                                                 ---------------   ---------------   ---------------

          Income before provision for income taxes                     3,860,742         2,634,865         3,250,124

Provision for income taxes                                             1,530,000           990,000         1,260,000
                                                                 ---------------   ---------------   ---------------

          Net income                                                  $2,330,742        $1,644,865        $1,990,124

Other comprehensive income, net of tax:
   Unrealized gain (loss) on interest rate swap agreement                 75,654           143,702          (244,918)
                                                                 ---------------   ---------------   ---------------

          Comprehensive income                                        $2,406,396        $1,788,567        $1,745,206
                                                                      ==========        ==========        ==========

Earnings per share:
   Basic                                                                    $.40              $.25              $.30

   Diluted                                                                  $.38              $.24              $.29

Dividends per share                                                        $0.14             $0.12             $0.12

The accompanying notes are an integral part of these consolidated statements.

Collins Industries, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
October 31,
                                    ASSETS                                                2004               2003
                                                                                          ----               ----
                                                                                                        (as restated)
Current assets:
   Cash                                                                                $  163,098          $  77,012
   Receivables                                                                         10,979,087          6,620,399
   Inventories                                                                         39,059,185         36,391,602
   Prepaid expenses and other current assets                                            4,368,191          4,178,027
                                                                                        ---------          ---------
          Total current assets                                                         54,569,561         47,267,040

Restricted cash                                                                           359,810            772,803

Property and equipment, at cost:
   Land and improvements                                                                2,856,115          2,925,178
   Buildings and improvements                                                          19,038,969         19,987,222
   Machinery and equipment                                                             23,742,788         23,270,297
   Office furniture and fixtures                                                        3,966,401          4,355,691
                                                                                        ---------          ---------
                                                                                       49,604,273         50,538,388
   Less - accumulated depreciation                                                     30,239,053         30,494,964
                                                                                       ----------         ----------
                                                                                       19,365,220         20,043,424
Goodwill                                                                                5,050,232          5,050,232
Other assets                                                                            1,382,482          1,571,899
                                                                                        ---------          ---------
                                                                                     $ 80,727,305       $ 74,705,398
                                                                                     ============       ============

                    LIABILITIES & SHAREHOLDERS' INVESTMENT
Current liabilities
   Current maturities of long-term debt and capitalized leases                        $ 2,371,734        $ 2,406,250
   Controlled disbursements                                                             5,668,517          3,632,287
   Accounts payable                                                                    18,408,291         13,931,090
   Accrued expenses and other current liabilities                                       9,469,165          8,909,911
                                                                                        ---------          ---------
          Total current liabilities                                                    35,917,707         28,879,538

Long-term debt and capitalized leases                                                  18,515,178         16,729,561

Deferred income taxes                                                                   1,525,560          1,333,571

Shareholders' investment:
   Preferred stock, $.10 par value
      Authorized - 750,000 shares
      Outstanding - no share outstanding
   Capital stock, $.10 par value
      Authorized - 3,000,000 shares
      Outstanding - No shares outstanding
   Common stock, $.10 par value
      Authorized - 17,000,000 shares
      Issued and outstanding - 6,369,327 shares in 2004
       and 7,247,865 shares in 2003                                                       636,933            724,787
   Paid-in capital                                                                     13,342,600         17,570,310
   Deferred compensation                                                               (1,472,590)        (1,238,947)
   Accumulated other comprehensive income (loss), net                                     (25,562)          (101,216)
   Retained earnings                                                                   12,287,479         10,807,794
                                                                                       ----------         ----------

          Total shareholders' investment                                               24,768,860         27,762,728
                                                                                       ----------         ----------
   Total Liabilities & Shareholders Investment                                       $ 80,727,305       $ 74,705,398
                                                                                     ============       ============

The accompanying notes are an integral part of these consolidated balance sheets.

Collins Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended October 31,

                                                                  2004               2003                2002
                                                                  ----               ----                ----
                                                                                (as restated)       (as restated)
Cash flow from operations:
   Cash received from customers                                 $203,853,977       $206,913,163         $197,985,303
   Cash paid to suppliers and employees                         (195,778,494)      (199,920,830)        (191,320,054)
   Interest paid, net                                             (1,452,952)        (1,760,118)          (1,563,990)
   Income taxes paid                                              (1,241,684)          (648,540)            (406,650)
                                                           -----------------   ----------------   ------------------
          Cash provided by operations                              5,380,847          4,583,675            4,694,609
                                                           -----------------   ----------------   ------------------

Cash flow from investing activities:
   Capital expenditures                                           (1,837,219)        (3,131,071)          (3,003,579)
   Proceeds from sale of property and equipment                      617,000                  -                    -
   Expenditures for other assets                                     (75,334)           (38,096)             (43,560)
                                                           -----------------   ----------------   ------------------
      Cash used in investing activities                           (1,295,553)        (3,169,167)          (3,047,139)
                                                           -----------------   ----------------   ------------------

Cash flow from financing activities:
   Principal payments of long-term debt and
     capitalized leases                                           (2,927,722)        (3,546,861)          (2,062,485)
   Addition to long-term debt and capitalized leases               4,668,644            900,000            5,817,348
   Changes in restricted unexpended IRB cash                         412,993          1,976,167           (2,748,970)
   Purchase of common stock and other
     capital transactions                                         (5,302,065)          (188,229)          (1,605,906)
   Payment of dividends                                             (851,058)          (863,087)            (855,558)
                                                           -----------------   ----------------   ------------------
        Cash used in financing activities                         (3,999,208)        (1,722,010)          (1,455,571)
                                                           -----------------   ----------------   ------------------

Net increase (decrease) in cash                                       86,086           (307,502)             191,899
Cash at beginning of year                                             77,012            384,514              192,615
                                                           -----------------   ----------------   ------------------

Cash at end of year                                                 $163,098            $77,012             $384,514
                                                           =================   ================   ==================

Reconciliation of net income to net
cash provided by operations:
    Net income                                                    $2,330,742         $1,644,865          $ 1,990,124
    Depreciation and amortization                                  3,392,944          3,320,474            3,505,504
    Deferred income taxes (credits)                                   92,000           (122,000)             355,000
    Gain on sale of property and equipment                          (466,733)                 -                    -
Changes in assets and liabilities:
    Decrease (increase) in receivables                            (4,348,688)         2,295,214           (2,857,611)
    Increase in inventories                                       (2,667,583)          (654,805)            (353,747)
    Increase (decrease) in prepaid expenses                         (193,461)          (131,196)              61,648
    Increase in controlled disbursements                           2,036,230          1,654,803              373,394
    Increase (decrease) in accounts payable                        4,639,854         (3,764,449)           1,768,676
    Increase (decrease) in accrued expenses                          565,542            340,769             (148,379)
                                                           -----------------   ----------------   ------------------
           Cash provided by operations                            $5,380,847         $4,583,675           $4,694,609
                                                           =================   ================   ==================

                   The accompanying notes are an integral part of these consolidated statements

Collins Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the years ended October 31,

                                                       Common Stock
                                                       ------------              Paid-In          Retained
                                                   Shares         Amount         Capital          Earnings           Other
                                                   ------         ------         -------          --------           -----
Balance November 1, 2001 (as previously            7,291,755     $ 729,175      $ 17,612,508      $10,334,668       $ (945,981)
reported)
Adjustments
Cumulative Restatement Adjustments,                                                                (1,443,218)
         Net of tax

Balance November 1, 2001 (as restated)             7,291,755     $ 729,175      $ 17,612,508       $8,891,450       $ (945,981)

Stock issued under stock
   option plans                                       76,000         7,600           135,236                -                -
Issuance of restricted stock awards, net             202,500        20,250           992,250                -       (1,012,500)
Amortization of restricted
    stock awards                                           -             -                 -                -          690,489
Net income                                                 -             -                 -         1,990,124               -
Other comprehensive loss (net of taxes)                    -             -                 -                -         (244,918)
Cash dividends paid                                        -             -                 -         (855,558)               -
Tax benefit from NQSO options exercised                    -             -            73,731                -                -
Purchase and retirement of treasury stock           (454,626)      (45,462)       (1,703,279)               -                -
                                                ------------   -----------   ---------------   ----------------    -----------

Balance October 31, 2002 (as restated)              7,115,629       711,563        17,110,446       10,026,016      (1,512,910)

Stock issued under stock
   option plans                                        3,700           370             6,818                -                -
Issuance of restricted stock awards, net             185,500        18,550           642,768                -         (661,318)
Amortization of restricted
    stock awards                                           -             -                 -                -          690,363
Net income                                                 -             -                 -        1,644,865                -
Other comprehensive income (net of                         -             -                 -                -          143,702
taxes)
Cash dividends paid                                        -             -                 -         (863,087)               -
Purchase and retirement of treasury stock            (56,964)       (5,696)         (189,722)               -                -
                                                ------------   -----------   ---------------   ----------------    -----------

Balance October 31, 2003 (as restated)             7,247,865       724,787        17,570,310       10,807,794       (1,340,163)

Stock issued under stock
   option plans                                       21,600         2,160            39,453                -                -
Issuance of restricted stock awards, net             195,000        19,500           967,000                -         (986,500)
Amortization of restricted
    stock awards                                           -             -                 -                -          752,857
Net income                                                 -             -                 -        2,330,743                -
Other comprehensive income (net of                         -             -                 -                -           75,654
taxes)
Cash dividends paid                                        -             -                 -         (851,058)               -
Purchase and retirement of treasury stock         (1,095,138)     (109,514)       (5,234,163)               -                -
                                                ------------     ---------      ------------     ------------     ------------

Balance October 31, 2004                           6,369,327     $ 636,933      $ 13,342,600     $ 12,287,479     $ (1,498,152)
                                                ============     =========      ============     ============     ============

The accompanying notes are an integral part of these consolidated statements.

Collins Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three years ended October 31, 2004

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

The Company primarily  operates in the ambulance,  bus, and terminal  truck/road construction equipment segments.  Manufacturing activities are carried on solely in the United  States.  However,  the Company  does market its products in other countries. Revenues derived from export sales were less than 10% of consolidated sales in fiscal 2004, 2003 and 2002.

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

                                      2004                  2003
                                      ----                  ----
                                                       (as restated)
Chassis                           $ 5,767,019           $ 5,727,490
Raw materials & components         14,997,408            16,006,994
Work-in-process                     9,037,199             6,705,560
Finished goods                      9,257,559             7,951,558
                                  -----------           -----------
                                  $39,059,185           $36,391,602

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

(f)  Impairment  of  Long-Lived  Assets - Long-lived  assets,  such as property, plant, and equipment,  are reviewed for impairment whenever events or changes in circumstances  indicate  that  the  carrying  amount  of an  asset  may  not  be recoverable.  Recoverability  of  assets  to be held and used is  measured  by a comparison of the carrying amount of an asset to estimated  undiscounted  future cash flows expected to be generated by the asset.  If the carrying  amount of an asset  exceeds  its  estimated  future  cash  flows,  an  impairment  charge  is recognized  by the amount by which the carrying  amount of the asset exceeds the fair value of the asset.

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

As of October 31, 2004 and October 31,  2003,  the Company  tested for  goodwill impairment in the bus and terminal  truck/road  construction  business  segments using the discounted  cash flow approach and determined that the fair values for each of these  segments  exceeded the related  carrying  values.  On an on-going basis,  and absent any  impairment  indicators,  the  Company  will  continue to conduct similar annual tests and record any impairment losses.

At October 31, 2004 and October 31, 2003, the Company's  goodwill related to the bus and  terminal  truck/road  construction  segments  was $3.0 million and $2.0 million,  respectively.  Prior to November 1, 2002  goodwill was  amortized on a straight-line basis over 15-20 years.

                                                               2004               2003                2002

Reported Net Income                                        $2,330,743         $1,644,865           $1,990,124
Add back:  Goodwill amortization                                   -                  -               283,000
Adjusted Net Income                                        $2,330,743         $1,644,865           $2,273,124

Basic earnings per share:
Reported Net Income                                              0.40               0.25                 .030
Goodwill amortization                                               -                  -                 0.04
Adjusted Net Income                                              0.40               0.25                 0.34

Diluted earnings per share:
Reported Net Income                                              0.38               0.24                 0.29
Goodwill amortization                                               -                  -                 0.04
Adjusted Net Income                                              0.38               0.24                 0.33

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

                                                     2004           2003          2002
                                                     ----           ----          ----
Average shares outstanding - basic                5,824,451      6,663,471      6,681,140
Effect of potentially dilutive stock
  options and restricted stock                      386,661        192,484        173,082
                                                  ---------      ---------      ---------
Average shares outstanding - diluted              6,211,112      6,855,955      6,854,222
                                                  =========      =========      =========

(j) Stock Option Plan - The Company applies the intrinsic-value-based  method of accounting  prescribed  by  Accounting  Principles  Board (APB)  Opinion No. 25,
Accounting for Stock Issued to Employees, and related interpretations  including
FASB Interpretation No. 44, Accounting for Certain Transactions  involving Stock
Compensation,  an  interpretation  of APB  Opinion  No. 25, to  account  for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant  only if the  current  market  price of the  underlying  stock
exceeded  the  exercise  price.   SFAS  No.  123,   Accounting  for  Stock-Based
Compensation,   established  accounting  and  disclosure  requirements  using  a fair-value-based  method of accounting  for  stock-based  employee  compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based  method of accounting described above, and has adopted only the  disclosure  requirements  of SFAS No. 123. No stock  options have been granted since 1999 and all outstanding options are fully vested. Accordingly, no proforma net income disclosures are required.

(2)  Restatement of Financial Statements

Subsequent to October 31, 2004,  management  determined that the procedures used to record  workers  compensation  reserves  were  inappropriate  and resulted in
inadequate   reserves  being  recorded   historically   for  estimated   workers
compensation  costs and  claims.  This  information  was  reported  to the Audit
Committee and the Audit Committee initiated  procedures which ultimately lead to the special  investigation  described  in Note 11. As a result,  and because the
2004 year-end financial closing process  identified  adjustments to prior period financial statements, the Company restated its consolidated financial statements for the fiscal years ended October 31, 2003 and 2002 and for the quarters  ended
January 31, 2003 to July 31, 2004. The

consolidated  opening balance sheet for the earliest  period  presented has also been  restated  for  adjustments  identified  that  related to periods  prior to
October 31, 2001.

The following  table  identifies  the  adjustments  made to  previously-released consolidated financial statements:
                                                                                                          Periods Prior
Description of Adjustments                                                                                      to
($ In thousands)                                           2004(1)            2003            2002             2002
----------------------------------------------------- ------------------- -------------- --------------- ----------------

Workers Compensation Reserve Adjustments(2)              $   612            $    24         $   411         $ (2,359)
Workers' Compensation Premium Increase ((3))                 (37)                 -               -                -
Environmental Reserve Accrual ((4))                          (59)                 -               -                -
Uncollectible Rebates ((5))                                  (55)                (6)              -                -
Other Accrued Expenses ((6))                                (605)                82             (19)             (14)
----------------------------------------------------- ------------------- -------------- --------------- ----------------
  Total pre-tax impact                                   $  (144)           $   100         $   392         $ (2,373)
  Income tax (7)                                             (10)               (30)           (150)             930
----------------------------------------------------- ------------------- -------------- --------------- ----------------
Total Net Income Impact                                  $  (154)           $    70         $   242         $ (1,443)
----------------------------------------------------- ------------------- -------------- --------------- ----------------

(1)  These  amounts  have been  revised by the  Company for the  quarters  ended
     January  31,  2004,  April  30,  2004 and July  30,  2004 on Form  10-Q and
     financial  statement  information  for the  year  ended  October  31,  2004 compared to what was previously  furnished in the November 22, 2004 Current
     Report on Form 8-K.

(2)  Adjustments  to  workers'  compensation  liability  reserves  which had not previously been recorded.  These adjustments are reflected in cost of sales on the income statement and accrued expenses and other current  liabilities on the  balance  sheet.  Adjustments  in 2004,  2003 and 2002 also  reflect reversal of expense recorded in those years which should have been recorded in prior  periods.  Consolidated  Statements  of Income  and  Comprehensive
     Income:  Adjustment decreased  (increased) cost of sales by the amounts set forth in this table.  Consolidated  Balance  Sheets:  Adjustment  increased accrued  expenses  and other  current  liabilities  by  $1,312,  $1,923 and
     $1,948, at October 31, 2004, 2003 and 2002, respectively.

(3)  In  January  2005 the  Company  received  a notice  that its  State of Ohio
     Workers  compensation  premium  attributable  to  fiscal  year  2004  would increase  by $37.  Consolidated  Statements  of  Income  and  Comprehensive
     Income: Adjustment increased cost of sales by the amounts set forth in this table.  Consolidated  Balance  Sheets:  At  October  31,  2004,  adjustment increased accounts payable by $37.

(4)  In February 2005, the Company received notice from its counsel that amounts
     previously   recorded  for   potential   environmental   liabilities   were
     understated.  Such  amounts  were  increased  by $59.  This  adjustment  is reflected in cost of sales on the income  statement and accounts payable on the balance  sheet.  Consolidated  Statements  of Income and  Comprehensive
     Income: Adjustment increased cost of sales by the amounts set forth in this
     table.   Consolidated  Balance  Sheets:  At  October31,   2004,  adjustment
     increased accounts payable by $59.

(5)  Relates to corrections to the estimate of rebate  collectibility at October
     31,  2004.  Consolidated  Statements  of Income and  Comprehensive  Income:
     Adjustment  increased  cost  of  sales  by $55  in  2004  and  $6 in  2003.
     Consolidated  Balance  Sheets:  At October  31,  2004 and 2003,  adjustment decreased receivables by $61 and $6, respectively.

(6)  The 2004  items  relate  to  several  miscellaneous  adjustments  primarily revising estimated accruals to actual expense. The 2004 items include legal reserve accruals ($340), employee medical expense accruals ($200), facility expenses ($10),  product returns ($17),  product concessions expense ($10), and reversal of product  liability  expense ($85) partially offset by lower actual  employee  bonuses ($34),  and lower audit fees ($25).  Consolidated
     Statements of Income and Comprehensive Income:  Adjustments decreased sales by $13, increased cost of sales by $400 and increased selling,  general and administrative  expenses by $191.

     Consolidated  Balance  Sheets:  At October 31, 2004,  adjustment  increased accrued expense and other current  liabilities by $216,  increased accounts payable by $295, increased  inventories by $11 and decreased receivables by
     $56. An  additional  entry  related to  subsequent  payments  for goods and service made in 2005  related to 2004  increased  inventories  and accounts payable by $113, respectively.

     The 2003 items primarily  include  corrections to facility  expenses ($35), product  concessions ($14) offset by lower product liability expense ($85), lower actual employee bonuses ($3), and lower accounts receivable allowance expense ($43).

     Consolidated  Statements of Income and  Comprehensive  Income:  Adjustments
     decreased  sales  by $29,  increased  cost of  sales  by $20 and  decreased selling,  general and administrative expenses by $132 in 2003. Consolidated
     Balance Sheets: At October 31, 2003,  adjustment  decreased accrued expense and other current  liabilities by $111,  increased accounts payable by $35, decreased receivables by $53 and increased inventories by $26.

     The  2002  items  primarily   include   corrections  to  increase  accounts
     receivable  allowance  expense  ($43)  partially  offset  by  lower  actual employee  bonuses  ($22),  and  lower  product  concessions  expense  ($2).
     Consolidated  Statements of Income and  Comprehensive  Income:  Adjustments
     increased sales by $4, increased cost of sales by $2 and increased selling, general and  administrative  expense by $21 in 2002.  Consolidated  Balance
     Sheets: At October 31, 2002,  adjustment decreased  receivables by $56, and decreased accrued expense and other current liabilities by $23.

     The  adjustment to periods prior to 2002 is increased  product  concessions expense  by $14 and is  reflected  as a $28  decrease  to  sales  and a $14 decrease  to cost of sales in the  Consolidated  Statements  of Income  and
     Comprehensive  Income in 2001.  Receivables  decreased $28 and  inventories increased $14 in the Consolidated Balances Sheet as of October 31, 2001.

     Amounts  in 2004,  2003 and 2002  also  reflect  adjustments  for  expenses recorded in those years which should have been recorded in prior periods.

(7)  Relates  to  approximately  $40  of  income  tax  benefit  related  to  the adjustments  described above, offset by $50 of additional  estimated income tax expense in 2004. Tax amounts for 2003 and 2002 represent the tax affect due to the adjustments.

     Consolidated  Statements  of Income and  Comprehensive  Income:  Adjustment
     increased income taxes by the amount set forth in this table.  Consolidated
     Balance Sheets: At October 31, 2004,  adjustment increased accounts payable by $50. The cumulative effect of all entries increased prepaid expenses and other current assets by $790, $750 and $780 for the years ended October 31,
     2004, 2003 and 2002, respectively.

This restatement  increased net income by $242,291,  or $.04 per share (diluted)
to $1,990,124  for 2002 and $69,912,  or $.01 per share  (diluted) to $1,644,865 for 2003. The balance in Retained Earnings as previously reported at October 31,
2001 was reduced by $1,443,218 to $8,891,450 to reflect the additional  worker's compensation  reserves  which  should  have been  recorded  in earlier  periods.
Previously  reported unaudited net income for the first three quarters of fiscal
2004 increased by $106,734 to $1,530,207 or $.02 per share (diluted). Net income reflected in the unaudited  consolidated financial statement information for the year ended October 31, 2004 furnished in the November 22, 2004 Current Report on
Form 8-K  decreased by $153,579.  The opening  equity as of November 1, 2001 has been restated by $1,443,218.  All applicable financial  information contained in this Annual Report on Form 10-K gives effect to these restatements.

As a  result  of  the  foregoing  factors,  the  Company's  unaudited  condensed consolidated  financial  statements  for the first three quarters of fiscal year
2004 have been restated and its consolidated

financial  statements for the fiscal years 2002 and 2003 have been restated from amounts previously reported.  In addition,  quarterly data for 2003 presented in selected  Quarterly  Financial  Information  (Unaudited)  has been restated from amounts previously reported.  The accompanying  consolidated  financial data set forth  below  presents  the  Company's  Consolidated  Statements  of Income  and
Comprehensive  Income  for the  years  ended  October  31,  2003  and  2002  and
Consolidated Balance Sheet as of October 31, 2003 on a comparative basis showing the amounts as  originally  reported and as restated.  The  restatement  did not result in any change in the  Consolidated  Statement of Cash Flows  between Cash
Provided by Operations, Investing Activities, or Financing Activities.

The following provides comparative  financial statement  information as restated
compared to that previously reported.

Collins Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the years ended October 31,

                                                       2003             2003              2002              2002
                                                       ----             ----              ----              ----
                                                 (as previously     (as restated)     (as previously    (as restated)
                                                    reported)                            reported)

Sales                                               $204,647,364     $204,617,949       $200,839,393    $200,842,914
Cost of sales                                        181,606,051      181,608,277        178,114,150     177,704,716
                                                     -----------      -----------        -----------     -----------
       Gross profit                                   23,041,313       23,009,672         22,725,243      23,138,198

Selling, general and administrative expenses          18,690,542       18,558,989         18,167,038      18,187,702
Research and development expenses                         93,527           93,527            198,814         198,814
                                                     -----------      -----------        -----------     -----------
       Income from operations                          4,257,244        4,357,156          4,359,391       4,751,682

Other income (expense):
   Interest, net                                      (1,728,369)      (1,728,369)        (1,527,592)     (1,527,592)
                                                           6,078            6,078             26,034          26,034
                                                     -----------      -----------        -----------     -----------

                                                       (1,722,291)     (1,722,291)        (1,501,558)     (1,501,558)
                                                     -----------      -----------        -----------     -----------

      Income before provision for income taxes         2,534,953        2,634,865          2,857,833       3,250,124

Provision for income taxes                               960,000          990,000          1,110,000       1,260,000
                                                     -----------      -----------        -----------     -----------
       Net income                                     $1,574,953       $1,644,865         $1,747,833      $1,990,124

Other comprehensive income, net of tax:
   Unrealized gain (loss) on interest rate swap
    agreement                                            143,702          143,702           (244,918)       (244,918)
                                                     -----------      -----------        -----------     -----------
       Comprehensive income                          $ 1,718,655       $1,788,567         $1,502,915      $1,745,206
                                                     ===========       ==========         ==========      ==========

Earnings per share:
   Basic                                                    $.24             $.25               $.26            $.30

   Diluted                                                  $.23             $.24               $.26            $.29

Dividends per share                                        $0.12            $0.12              $0.12           $0.12

Collins Industries, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS at October 31,

                                 ASSETS                                               2003                  2003
                                                                                      ----                  ----
                                                                            (as previously reported)   (as restated)
Current assets:
   Cash                                                                                 $  77,012          $  77,012
   Receivables                                                                          6,679,907          6,620,399
   Inventories                                                                         36,364,906         36,391,602
   Prepaid expenses and other current assets                                            3,428,027          4,178,027
                                                                                        ---------          ---------
          Total current assets                                                         46,549,852         47,267,040

Restricted cash                                                                           772,803            772,803

Property and equipment, at cost:
   Land and improvements                                                                2,925,178          2,925,178
   Buildings and improvements                                                          19,987,222         19,987,222
   Machinery and equipment                                                             23,270,297         23,270,297
   Office furniture and fixtures                                                        4,355,691          4,355,691
                                                                                        ---------          ---------
                                                                                       50,538,388         50,538,388
   Less - accumulated depreciation                                                     30,494,964         30,494,964
                                                                                       ----------         ----------
                                                                                       20,043,424         20,043,424
Goodwill                                                                                5,050,232          5,050,232
                                                                                        1,571,899          1,571,899
                                                                                        ---------          ---------
Other assets
                                                                                      $73,988,210       $ 74,705,398
                                                                                      ===========       ============

                 LIABILITIES & SHAREHOLDERS' INVESTMENT
Current liabilities
   Current maturities of long-term debt and capitalized leases                         $2,406,250        $ 2,406,250
   Controlled disbursements                                                             3,632,287          3,632,287
   Accounts payable                                                                    13,895,996         13,931,090
   Accrued expenses and other current liabilities                                       7,096,802          8,909,911
                                                                                      -----------          ---------
          Total current liabilities                                                    27,031,335         28,879,538

Long-term debt and capitalized leases                                                  16,729,561         16,729,561

Deferred income taxes                                                                   1,333,571          1,333,571

Shareholders' investment:
   Preferred stock, $.10 par value
      Authorized - 750,000 shares
      Outstanding - no share outstanding
   Capital stock, $.10 par value
      Authorized - 3,000,000 shares
      Outstanding - No shares outstanding
   Common stock, $.10 par value
      Authorized - 17,000,000 shares
      Issued and outstanding - 6,369,327 shares in 2004
       and 7,247,865 shares in 2003                                                       724,787            724,787
   Paid-in capital                                                                     17,570,310         17,570,310
   Deferred compensation                                                               (1,238,947)        (1,238,947)
   Accumulated other comprehensive income (loss), net                                    (101,216)          (101,216)
   Retained earnings                                                                   11,938,809         10,807,794
                                                                                       ----------         ----------

          Total shareholders' investment                                               28,893,743         27,762,728
                                                                                       ----------         ----------
                                                                                     $ 73,988,210       $ 74,705,398
                                                                                     ============       ============

(3)  Long-term Debt and Capitalized Leases

Long-term debt and capitalized leases at October 31, 2004 and 2003 consist of the following:

                                                                                                2004            2003
                                                                                                ----            ----
Bank credit facility:
  Revolving credit borrowings                                                                $ 9,261,302   $ 4,867,474
  Term Loan A, quarterly principal payment of $250,000                                         4,100,190     5,500,000
  Term Loan B, quarterly principal payments of $51,788                                           983,963       900,000
Capitalized leases:
  City of South Hutchinson, Kansas, 4.75%-5.80%
    Annual principal and sinking fund payments range
    From $391,000 in 2005 to $323,000 in 2007                                                  1,128,750     1,498,750
  City of South Hutchinson, Kansas, 4.80%-5.90%
    Annual principal and sinking fund payments range
    From $129,000 in 2005 to $88,000 in 2009                                                     647,915       770,000
  Longview Industrial Corporation, Longview, Texas
    Variable Rate Demand Revenue Bonds, 0.95%-1.84% in 2004
    Annual principal and sinking fund payments range
    From $300,000 in 2005 to $88,000 in 2009                                                   1,487,709     1,988,337
  Orange County Industrial Development Authority
     Orlando, Florida, 5.50%
    Annual principal and sinking fund payments range
    From $175,000 in 2005 to $250,000 in 2012                                                  1,675,000     1,840,000
  Reno County, Kansas, 4.60%-5.50%
    Annual principal and sinking fund payments range
    From $169,000 in 2005 to $250,000 in 2012                                                  1,602,083     1,771,250
                                                                                             -----------   -----------
                                                                                              20,886,912    19,135,811
Less - current maturities                                                                      2,371,734     2,406,250
                                                                                             -----------   -----------
                                                                                             $18,515,178   $16,729,561

On May 17, 2002 the Company  entered  into a Loan and Security  Agreement,  (the
"Agreement"),  with Fleet Capital  Corporation,  a Rhode Island Corporation (the
"Bank").  The  Agreement  was amended in fiscal 2004 and provides a total credit facility of $39.0  million  consisting of a revolving  credit  facility of $30.0 million and long-term credit  facilities of $9.0 million.  The amended Agreement expires May 17, 2008. The credit facilities bear interest based on a combination of  Eurodollar  (LIBOR plus 1.75%) and the Bank's  prime  lending rate (4.75% at
October 31, 2004).  The revolving credit facility also provides for a maximum of
$2.5 million in letters of credit,  of which $1.5 million  were  outstanding  at
October 31, 2004. The total amount of unused  revolving  credit available to the
Company  was $17.6  million at October  31,  2004.  On May 13,  2005 the Company entered into an Amendment which provided for, among other things, two additional term loans in the original principal amount of $2.35 million and $1.0 million to finance the acquisition of certain real property and to finance the improvements thereon comprising the manufacturing  facility that was leased by the Company in
Bluffton, Ohio.

The Company uses  derivative  financial  instruments  to reduce  exposure to its variable-rate  debt. On July 5, 2002, the Company  entered into an interest rate declining  balance  swap  agreement  on term debt of $6.8  million  to limit the effect of potential  increases in the interest rates on its  floating-rate  term debt. This swap agreement expired in May of 2005 and was not renewed. The effect of this agreement is to convert the underlying variable-rate debt based on LIBOR to a fixed-rate debt with an interest rate between 4.42% and 4.65% plus a margin of 175  basis  points.  The fair  value of this  swap at  October  31,  2004 was
$40,562.

The credit facility is collateralized by receivables, inventories, equipment and certain real property. Under the terms of the Agreement, the Company is required to  maintain  certain  financial  ratios  and other  financial  conditions.  The
Agreement  also  prohibits  the  Company  from  incurring   certain   additional
indebtedness,  limits  certain  investments,  advances  or loans  and  restricts substantial asset sales and capital expenditures. The delay in providing audited financial statements for the year ending October 31, 2004 would have constituted a covenant  violation  pursuant to the Agreement.  The Company obtained a waiver from its  lender  regarding  this  event.  The delay in  providing  the  audited
financial   statements  also  resulted  in   non-compliance   under  other  debt
agreements,  although the  non-compliance did not result in an event of default.
The Company has not received any default notifications.  Management believes all default  conditions have now been remedied and the Company is in compliance with its covenants under its lending agreements.

Certain  of the  Company's  manufacturing  facilities  were  financed  from  the proceeds  of  industrial  revenue  bonds.  Lease  purchase  agreements  with the respective  cities  provide  that the Company  may  purchase  the  manufacturing facilities  at any time  during  the  lease  terms  by  paying  the  outstanding principal  amount of the bonds plus a nominal  amount.  At October 31, 2004, the net book  value of  manufacturing  facilities  subject to these  lease  purchase agreements  was  approximately  $7.7 million.  At October 31, 2004 the Company's assets included $.4 million in unexpended cash proceeds from Industrial  Revenue
Bonds issued in 2002.

The  carrying  amount of the  Company's  long-term  obligations  does not differ materially  from fair  value  based on current  market  rates  available  to the
Company.

The aggregate  maturities of capitalized leases and long-term debt for the years subsequent to October 31, 2004 are as follows:

                2005                            $2,371,734
                2006                             2,533,400
                2007                             2,365,900
                2008                            11,678,170
                2009                               601,458
                2010 and thereafter              1,336,250

The Company has aggregate  maturities of $11.7 million in capitalized leases and long-term debt due in 2008, principally as a result of a loan agreement with the
Company's lead bank that expires May 17, 2008. The Company currently anticipates arranging an extension or refinancing of this debt at or prior to maturity.

(4) Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders'  investment that, under generally accepted  accounting  principles are excluded from net income. Accumulated other comprehensive loss as of October
31, 2004, includes unrealized losses on interest rate swaps of $40,562,  reduced by $15,000 of deferred tax benefit.  Accumulated other  comprehensive loss as of
October 31, 2003, includes unrealized losses on interest rate swaps of $161,216, reduced by $60,000 of deferred tax benefit.  Other  comprehensive  income (loss)
for the years ended  October 31, 2004,  2003 and 2002 was $75,654,  and $143,702
and ($244,918) respectively.

(5)  Income Taxes

The provision for income taxes consists of the following:

                                 2004          2003            2002
                                 ----          ----            ----
                                           (as restated)   (as restated)

Current                      $ 1,438,000    $ 1,112,000     $   955,000
Deferred                          92,000       (122,000)        305,000
                             -----------    -----------     -----------
Total                        $ 1,530,000    $   990,000     $ 1,260,000
                             ===========    ===========     ===========

The Company accounts for income taxes in accordance with the asset and liability method.  Deferred income taxes are determined based upon the difference  between the book and tax basis of the Company's assets and  liabilities.  Deferred taxes are  provided  at the  enacted  tax  rates  expected  to be in  effect  when the differences reverse. The income tax effect of temporary  differences  comprising the deferred tax assets are included in other current assets and  liabilities on the accompanying consolidated balance sheet and result from:

                                                                              2004                    2003
                                                                              ----                    ----
Deferred tax assets:                                                                            (as restated)
   Self-insurance reserves                                               $ 1,124,000             $ 1,257,000
   Vacation                                                                  196,000                 194,000
   Warranty / recall                                                         474,000                 469,000
   Doubtful accounts                                                          67,000                  75,000
   Inventories                                                               413,000                 370,000
   Amortization                                                               42,000                 217,000
   Revenue recognition                                                        62,000                    -

   Interest rate swaps                                                        15,000                  60,000
   Restricted stock awards                                                   333,000                 270,000
   Deferred compensation                                                     139,000                  84,000
   Other                                                                     105,000                    -
                                                                           ---------               ---------
                                                                           2,970,000               2,996,000
                                                                           ---------               ---------
Deferred tax liabilities:
   Accelerated depreciation                                               (1,570,000)             (1,553,000)
   Prepaid health insurance                                                 (532,000)               (462,000)
   Other                                                                           -                 (21,000)
                                                                          ----------              ----------
                                                                          (2,102,000)             (2,036,000)
                                                                          ----------              ----------
Net deferred tax assets                                                    $ 868,000               $ 960,000
                                                                           =========               =========

No valuation  allowance  against deferred tax assets was provided at October 31,
2004 and 2003, as management considers it more likely than not that the recorded tax assets will be realized.

A  reconciliation  between the statutory  federal  income tax rate (34%) and the effective  rate of income tax  expense  for each of the three  years  during the period ended October 31, 2004 follows:

                                                       2004              2003              2002
                                                       ----              ----              ----
Statutory federal income tax rate                       34%                34%               34%
Increase (decrease) in taxes
  Resulting from:
    State tax, net of federal benefit                    4                 4                  4
    Other                                                1                 -                  1
                                                        ---               ---                ---

Effective tax rate                                      39%               38%                39%
                                                        ===               ===                ===

(6) Capital Stock

Preferred Stock - On March 28, 1995, the Company's Board of Directors  adopted a stockholders  rights plan  (Plan) and  declared a dividend  distribution  of one right  (Right) for each  outstanding  share of common stock to  stockholders  of record on April 20,  1995.  Under the terms of the Plan each Right  entitles the holder  to  purchase  one  one-hundredth  of a share of  Series A  Participating
Preferred  Stock (Unit) at an exercise  price of $7.44 per Unit.  The Rights are exercisable a specified number of days following (i) the acquisition by a person or group of persons  of 20% or more of the  Company's  common  stock or (ii) the commencement  of a tender  offer  or an  exchange  offer  for 20% or more of the
Company's  common stock or (iii) when a majority of the  Company's  unaffiliated directors (as defined)  declares that a person is deemed to be an adverse person
(as  defined)  upon  determination  that such  adverse  person  has  become  the beneficial  owner of at least 10% of the Company's common stock. The Company has authorized and reserved 750,000 shares of preferred  stock,  $.10 par value, for issuance  upon the exercise of the Rights.  The Company may redeem the Rights in whole,  but not in part,  at a price of $.01 per  Right in  accordance  with the provisions of the Plan. These Rights expired on April 1, 2005.

Stock-Based Compensation Plans - The Company has two shareholder-approved  stock plans,  the 1995  Stock  Option  Plan (the  "1995  Plan")  and the 1997  Omnibus
Incentive Plan (the "1997 Plan").

Under the 1995 Plan, a total of 1,000,000  shares of the Company's  common stock were available for grant to officers, directors and key employees. As of October
31, 2004,  all of these options had been granted and options to purchase  84,100 shares were outstanding under the 1995 Plan.

Under the 1997 Plan, directors,  officers and key employees may be granted stock options,  restricted  stock and other  stock-based  awards. A total of 2,000,000 shares  may be  granted  under the 1997 Plan.  At  October  31,  2004 a total of
186,000 shares were available for future issuance and options for 732,500 shares were outstanding under the 1997 Plan.

In fiscal 2004, the Company issued 195,000 shares of common stock under the 1997
Plan in the form of  restricted  stock awards which will vest in fiscal 2008. In fiscal 2003,  the Company  issued  205,000 shares of common stock under the 1997
Plan in the form of  restricted  stock awards which will vest in fiscal 2007. In fiscal 2002,  the Company  issued  202,500 shares of

common  stock under the 1997 Plan in the form of  restricted  stock awards which will vest in fiscal  2005.  Restricted  shares  issued  under the 1997 Plan were awarded as an incentive to retain key employees,  officers and  directors.  Upon issuance of restricted stock, unearned compensation, equivalent to the excess of the market price of the shares  awarded over the price paid by the  recipient at the date of grant,  is charged to equity and amortized  against  income over the related vesting period.

Under both plans,  the exercise price of all options granted through October 31,
2004 equaled the stock's  market price on the date of grant and fully vested six months  after the date of grant.  The original  expiration  dates of the options ranged  from 5 to 10  years.  Options  outstanding  at  October  31,  2004 had a weighted average contractual life of three years and exercise prices ranged from
$3.97 to $5.13 per share.

A summary of  outstanding  options under the Company's two stock option plans at
October  31,  2004,  2003 and 2002 and  changes  during the years then ended are presented in the table following:

                                   2004                            2003                           2002
                                   ----                            ----                           ----
                                              Per                            Per                            Per
                             Shares        Share(a)         Shares         Share(a)        Shares         Share(a)
                             ------        --------         ------         --------                       --------
Outstanding at
beginning of
year                           838,200          $4.27         849,800           $4.26        925,800           $4.07

Exercised                      (21,600)          1.93          (3,700)           1.94        (76,000)           1.88

Forfeited                            -              -          (7,900)           4.44              -              -
                         --------------  -------------          -----            ----   --------------   -----------
Outstanding at end of
year                           816,600          $4.33         838,200           $4.27        849,800           $4.26
                               =======          =====         =======           =====        =======           =====

Exercisable at end of
year                           816,600          $4.33         838,200           $4.27        849,800           $4.26
                               =======          =====         =======           =====        =======           =====

(a) Weighted average exercise price per share.

 (7)  Tax Deferred Savings Plan and Trust

In 1985, the Company made available to all eligible employees the opportunity to participate  in the Company's Tax Deferred  Savings Plan and Trust.  The Company
provides a 50% matching  contribution in the form of cash or unregistered common stock of the Company on the eligible amount invested by participants in the plan to purchase common stock of the Company. The Company's contribution to this plan was  $178,745  in 2004,  $159,160 in 2003,  and $81,488 in 2002.  This plan held
465,542  shares of the  Company's  common  stock at October 31, 2004 and 535,552 shares at October 31, 2003.

(8) Commitments and Contingencies

(a) Letters of Credit - The Company  has  outstanding  letters of credit as more fully described in Note 3.

(b)  Repurchase  Agreements  - It is  customary  practice  for  companies in the specialty  vehicle  industry to enter into repurchase  agreements with financing institutions  to provide  floor plan  financing  for dealers.  In the event of a dealer default, these agreements generally require the repurchase of products at the original  invoice price net of certain  adjustments.  The risk of loss under the  agreements is limited to the risk that market prices for these products may decline between the time of delivery to the dealer and time of repurchase by the
Company.  The risk is spread  over  numerous  dealers  and the  Company  has not
incurred   significant  losses  under  these  agreements.   In  the  opinion  of
management,  any future losses under these  agreements  will not have a material adverse effect on the Company's financial position or results of operations. The
Company's  repurchase  obligation  under these agreements is limited to vehicles which are in new  condition  and as to which the dealer still holds  title.  The
Company's   contingent   obligation  under  such  agreements  was  approximately
$1,188,000 at October 31, 2004.

(c) Operating Leases - The Company has operating leases  principally for certain manufacturing  facilities,  vehicles and equipment.  Operating lease expense was
$758,752 in 2004, $651,998 in 2003, and $586,297 in 2002. It is expected that in the ordinary course of business these leases will be renewed or replaced as they expire.

The  following  schedule  details  operating  lease  commitments  for the  years subsequent to October 31, 2004:

                  2005                                   $481,821
                  2006                                    249,827
                  2007                                    184,873
                  2008                                    109,229
                  2009                                     44,252
                  2010 and thereafter                           -

(d)  Litigation - At October 31, 2004 the Company has  litigation  pending which arose  in the  ordinary  course  of  business.  Litigation  is  subject  to many uncertainties  and  the  outcome  of the  individual  matters  is not  presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position or results of operations.

(e)  Self-insurance  Reserves - The Company has  historically  self-insured  for workers compensation,  health insurance, general liability and product liability claims, subject to specific retention and reinsurance levels.

Effective  July  1,  2005,  the  Company   purchased   guaranteed  cost  workers
compensation  insurance for the states in which it had previously  self-insured.
The  Company  continues  to  be  self-insured  in  certain  states  for  workers compensation claims incurred prior to July 1, 2005.

Certain  workers  compensation  claims have been denied by the Company's  excess liability  insurance  carrier.  Reserves have been recorded assuming no recovery from the excess  insurance  carrier is received.  Management  is  disputing  the denial of coverage by the excess liability insurance carrier but recovery of any amounts is contingent  and management  cannot  provide any assurances  regarding recovery  of any  amounts.  The  amount of excess  coverage  being  disputed  is approximately $0.6 million.

(f) Chassis Contingent Liabilities - The Company obtains certain vehicle chassis from two  automotive  manufacturers  under  agreements  that do not transfer the vehicle's  certificate  of origin to the Company and,  accordingly,  the Company accounts for the chassis as consigned inventory. Chassis are typically converted and delivered to customers  within 90 days. The Company's  contingent  liability under such agreements amounted to $15.7 million at October 31, 2004.

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
Infrequently,  a material  warranty issue may arise which is beyond the scope of the Company's historical experience.  The Company provides for any such warranty issues as they become known and estimable.  It is reasonably  possible that from time to time  additional  warranty  and other  related  claims  could arise from disputes  or  other  matters  beyond  the  scope  of  the  Company's  historical experience.  The following  table provides the changes for fiscal years 2004 and
2003 in the Company's product warranties (in thousands):

                                                   2004       2003
                                                   -----      ----
Accrued warranties Beginning of Fiscal Year      $ 1,133    $ 1,076

Provisions for warranty charged against income     1,561      1,442

Payments and adjustments of warranties            (1,510)    (1,385)
                                                 -------    -------

Accrued warranties at Fiscal Year End            $ 1,184    $ 1,133
                                                 =======    =======

(h) SEC  investigation  - The Company was advised on February  25, 2005 that the
SEC initiated a preliminary investigation of certain accounting practices of the
Company. The Company is cooperating with the SEC.

(9) Segment Information

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

The accounting  policies of the segments are the same as those  described in the summary  of  significant  accounting  policies  in  Note 1 of the  Notes  to the
Consolidated  Financial  Statements.  The Company evaluates performance based on profit or loss from  operations  before income taxes not including  nonrecurring gains and losses.  For the fiscal years ended  October 31,  2004,  2003 and 2002 nonrecurring  gains or losses  were not  incurred  and as such have no impact on this analysis.

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

The following table contains segment information for the years ended October 31,
2004, 2003 and 2002 following  restatement as set forth in Note(2).  All amounts are in thousands of dollars.

                                                                          Terminal
                                                                          Trucks /
                                                                            Road
                                                                        Construction             Consolidated
(as restated)                                 Ambulance      Buses       Equipment      Other        Total
-------------                                 ---------      -----       ---------      -----        -----

Revenues from external customers     2004        $83,242     $57,564         $67,397         -       $208,203
                                     2003         96,486      66,628          41,504         -        204,618
                                     2002         95,547      66,264          39,032         -        200,843

Intersegment revenues:               2004            177         687              32         -            896
                                     2003            142         411              48         -            601
                                     2002            787       2,315             251         -          3,353

Interest income/(expense) net:       2004           (442)       (378)           (654)        2         (1,472)
                                     2003           (499)       (520)           (697)      (12)        (1,728)
                                     2002           (283)       (497)           (691)      (56)        (1,527)

Depreciation and amortization:       2004         (1,018)       (839)           (516)   (1,020)        (3,393)
                                     2003           (722)     (1,060)           (559)     (979)        (3,320)
                                     2002           (700)     (1,195)           (707)     (904)        (3,506)

Segment profit (loss)  pre tax:      2004          2,315       2,169           3,311    (3,934)         3,861
                                     2003          3,630       1,557           1,065    (3,617)         2,635
                                     2002          6,544         (12)            764    (4,046)         3,250

Segment assets:                      2004         35,165      18,100          21,866     5,596         80,727
                                     2003         31,213      18,263          19,608     5,621         74,705
                                     2002         32,797      21,427          17,948     5,304         77,476

Segment expenditures for capital
assets:                              2004            870         541             406        20          1,837
                                     2003          2,706         211             138        76          3,131
                                     2002          1,953         902             122        27          3,004

Other  includes  the  elimination  of  intersegment  transactions  and  expenses generated  to support  corporate  activities  not directly  attributable  to any specific  organization  within  the  enterprise.  Non-domestic  sales were $12.6 million,  $10.9 million, and $19.8 million for fiscal years 2004, 2003 and 2002, respectively.

All assets are held by companies operating in the United States.

During fiscal years 2004,  2003 and 2002,  sales to any one customer were not in excess of 10% of consolidated sales.

The following table contains segment information for the years ended October 31,
2004, 2003 and 2002 previously reported before the restatement.  All amounts are
in thousands of dollars.

                                                             As previously reported

                                                                          Terminal
                                                                          Trucks /
                                                                            Road
                                                                        Construction             Consolidated
                                              Ambulance      Buses       Equipment      Other        Total
                                              ---------      -----       ---------      -----        -----

Revenues from external customers     2004        $83,263     $57,562         $67,390         -       $208,215
                                     2003         96,487      66,631          41,529         -        204,647
                                     2002         95,547      66,266          39,026         -        200,839

Intersegment revenues:               2004            177         687              32         -            896
                                     2003            142         411              48         -            601
                                     2002            787       2,315             251         -          3,353

Interest income/(expense) net:       2004           (442)       (378)           (654)        2         (1,472)
                                     2003           (499)       (520)           (697)      (12)        (1,728)
                                     2002           (283)       (497)           (691)      (57)        (1,528)

Depreciation and amortization:       2004         (1,018)       (839)           (516)   (1,020)        (3,393)
                                     2003           (722)     (1,060)           (559)     (979)        (3,320)
                                     2002           (700)     (1,195)           (707)     (904)        (3,506)

Segment profit (loss)  pre tax:      2004          2,204       2,182           3,326    (3,708)         4,004
                                     2003          3,390       1,773           1,078    (3,706)         2,535
                                     2002          6,333        (167)            761    (4,069)         2,858

Segment assets:                      2004         35,156      18,068          21,820     4,886         79,930
                                     2003         31,224      18,265          19,628     4,871         73,988
                                     2002         32,844      21,428          17,956     4,524         76,752

Segment expenditures for capital
assets:                              2004            870         541             406        20          1,837
                                     2003          2,706         211             138        76          3,131
                                     2002          1,953         902             122        27          3,004

(10) Quarterly Financial  Information
(Unaudited)  (Dollars in thousands except per share  information)
The following  information for fiscal year 2003 and the first,  second and third quarters for fiscal year 2004 is  restated.  See Note (2).  Information  for the fourth quarter of fiscal year 2004 is revised from that previously  furnished by the Company in its November 22, 2004 Current Report on Form 8-k.

Financial Results

                             AS PREVIOUSLY REPORTED
                                          Net Sales                     Gross Profit                   Net Earnings (Loss)
                            ------------------------------     -------------------------------    ------------------------------
                                   2004           2003                2004           2003                2004            2003
                                   ----           ----                ----           ----                ----            ----

First Quarter                   $ 41,094        $ 43,836            $ 4,226          $ 4,701             $  (65)        $ (149)
Second Quarter                    50,011          45,580              6,269            5,349                628             80
Third Quarter                     59,070          57,581              6,745            6,105                860            624
Fourth Quarter                    58,040          57,650              6,787            6,886              1,061          1,020
                                  ------          ------              -----            -----              -----          -----
Fiscal Year                     $208,215        $204,647            $24,027          $23,041             $2,484         $1,575
                                ========        ========            =======          =======             ======         ======

                                                                                              Diluted Earnings (Loss)
                                                                Basic Earnings (Loss)         Per Common Share
                                                                  Per Common Share
                                                                    2004            2003           2004           2003
                                                                    ----            ----           ----           ----

First Quarter                                                     $ (.01)          $ (.02)        $ (.01)        $ (.02)
Second Quarter                                                       .11              .01            .10            .01
Third Quarter                                                        .15              .09            .14            .09
Fourth Quarter                                                       .18              .16            .17            .15
                                                                  ------           ------          -----          -----
Fiscal Year                                                       $  .43           $  .24          $ .40          $ .23
                                                                  ======           ======          =====          =====

                                   AS RESTATED
                                          Net Sales                     Gross Profit                   Net Earnings (Loss)
                            ------------------------------     -------------------------------    ------------------------------
                                   2004           2003                2004           2003                2004            2003
                                   ----           ----                ----           ----                ----            ----
                            (as restated)  (as restated)       (as restated)  (as restated)       (as restated)   (as restated)
First Quarter                   $ 41,148        $ 43,860            $ 4,484          $ 4,677              $  32         $ (152)
Second Quarter                    50,011          45,580              6,253            5,447                622            148
Third Quarter                     59,070          57,581              6,761            6,373                876            792
Fourth Quarter                    57,974          57,597              6,576            6,513                801            857
                                  ------          ------              -----            -----             ------         ------
Fiscal Year                     $208,203        $204,618            $24,074          $23,010             $2,331         $1,645
                                ========        ========            =======          =======             ======         ======

                                                                                              Diluted Earnings (Loss)
                                                                Basic Earnings (Loss)         Per Common Share
                                                                  Per Common Share            ----------------
                                                                    2004*           2003          2004            2003
                                                                    ----            ----          ----            ----
                                                           (as restated)   (as restated)    (as restated)  (as restated)
First Quarter                                                      $ .01           $ (.02)         $ .01         $ (.02)
Second Quarter                                                       .11              .02            .10            .02
Third Quarter                                                        .15              .12            .14            .12
Fourth Quarter                                                       .14              .13            .13            .12
                                                                  ------           ------          -----          -----
Fiscal Year                                                       $  .40           $  .25          $ .38          $ .24
                                                                  ======           ======          =====          =====

* - Fiscal year 2004 basic  earnings is less than the sum of the quarters due to rounding  and  the  reduction  of  shares  outstanding  from  the  purchase  and retirement of treasury stock.

(11)  Subsequent Events
Audit Committee Investigation

On January 31, 2005, the Company  announced that it delayed filing the Form 10-K for the year ended  October 31, 2004 because  Company  management  and the Audit
Committee  of its  Board of  Directors  were  investigating  and  analyzing  the
Company's manner of establishing reserves in various workers' compensation cases in the states of Kansas and  Florida.  The  decision to delay filing of the Form
10-K for the period  ended  October  31,  2004 was made to permit the  Company's management and Audit Committee to complete the investigation  and analysis,  and to allow its independent  registered  public  accounting firm sufficient time to complete the audit of the Company's October 31, 2004 financial statements.

The Audit Committee hired independent legal counsel and an independent insurance consultant to assist in its investigation of the workers compensation  reserves.
Due to the complexity of calculating the reserves  required at the various dates and the  difficulty of estimating  the reserve  amount in each case,  additional time was needed to ensure a complete  investigation  and this caused the Company to not be in  position  to file its  periodic  reports  with the SEC on a timely basis.

The Company  discovered  issues with workers'  compensation  claims for injuries dating back to 1990. The special  investigation  revealed that Company personnel with  responsibility  for setting reserves did so in an aggressive  manner which caused the third-party  administrator  adjusters to recommend reserves at levels lower than they would have  otherwise  recommended.  Personnel  also  employed a practice  known as  stair-stepping  reserves for certain  claims.  This involves recording  reserves initially at an amount lower than the amount the claim would be expected to settle for and  increasing  the reserve  over time.  In addition, several  Florida  claims that had  existed  for an  extended  period of time had reserves which had been set artificially low and then increased  periodically to reflect  on-going  payments to  claimants.  The accrual of these  amounts in the period that claims were incurred  resulted in a charge to retained  earnings for periods prior to October 31, 2001 and a reversal of reserves in subsequent years to reflect amounts that should already have been recorded.

On May 12, 2005, the Company  announced that its Audit Committee had recommended revised  procedures for establishing  workers'  compensation  reserves.  Revised procedures were put in place to help ensure reserve  recommendations made by the third  party  administrator  ("TPA")  are  recorded.  Procedures  also  prohibit inappropriate  influence  by  management  in  the  determination  of  the  TPA's recommended reserve amounts. The revised procedures require increased accounting oversight  to help insure  reserves are recorded in  accordance  with  generally
accepted   accounting   principles.   The  Board  of   Directors   approved  the
recommendation.

Other

The Company  failed to meet the continued  listing  qualifications  set forth in
NASDAQ  Marketplace  Rule  4310(c)(14)  due to the delayed  filing of its annual report on Form 10-K with

the  Securities  and Exchange  Commission  and as of May 16, 2005 its securities were delisted from the NASDAQ National Market.

On May 13, 2005, the Company's Mid Bus subsidiary  completed the purchase of its
Bluffton,  Ohio manufacturing facility for a purchase price of $2,000,000.  This property  was  leased  prior to  being  purchased  with  financing  through  the
Company's  lead bank. In addition to the purchase  price,  the Company agreed to purchase up to  $1,000,000 of parts or products over the next five years from an affiliate of the seller.  Certain  penalties are imposed on the Company if it is unable or unwilling to meet this purchase commitment.

On March 21, 2005,  the Company  reported  that the Executive  Vice  President -
Operations,  Terry L. Clark, and Chief Financial Officer,  Larry Sayre,  retired effective March 18, 2005. April 1, 2005, Randall Swift became Vice President and
Chief Operating Officer of the Company.  On May 23, 2005, Cletus Glasener became
Vice President and Chief  Financial  Officer of the Company.  A charge to income totaling approximately $1.1 million was recorded in the second quarter of fiscal year 2005. This amount represents the estimated severance  obligation of the two executives who retired.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

For the period  covered by this report,  the Company  carried out an evaluation, under the supervision and with the  participation  of the Company's  management, including the Company's Chief Executive Officer and Chief Financial Officer,  of
the  effectiveness  of the  design and  operation  of the  Company's  disclosure controls  and  procedures.  Based upon that  evaluation  and due to the material weaknesses in internal  control over financial  reporting  described  below, the
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure  controls  and  procedures  (as  defined  in Rule 13a - 15(e) or Rule
15d-15(e)  of the  Securities  Exchange Act of 1934,  as amended (the  "Exchange
Act") are not effective to ensure that  information  required to be disclosed by the Company in the reports  that it files or submits  under the  Exchange Act is recorded,  processed,  summarized and reported within the required time periods.
There are inherent  limitations to the effectiveness of any system of disclosure controls and procedures.  Even effective  disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Attached as Exhibits 31.1 and 31.2 to this annual report are certifications of the Chief Executive Officer and Chief Financial Officer required in accordance with Rule  13a-14(a) of the Exchange Act.  This portion of the Company's  annual report includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Except as  described  below,  there were no changes  in the  Company's  internal control over financial reporting that occurred during the last quarter of fiscal year 2004 that have materially affected,  or are reasonably likely to materially affect, the Company's internal control over

financial  reporting.  In  conjunction  with their audit of our fiscal year 2004 consolidated  financial  statements KPMG LLP (KPMG),  the Company's  independent registered public accounting firm, identified and reported to management and the
Audit  Committee two material  weaknesses  under  standards  established  by the
Public Company  Accounting  Oversight  Board (PCAOB).  A material  weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote  likelihood that a material  misstatement of the annual or interim  financial  statements will not be prevented or detected.  A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting  principles such that there is a more than a remote likelihood that a misstatement  of the company's  annual or interim  financial  statements that is more than inconsequential will not be prevented or detected.

                                       60

The material weaknesses were identified as:

(1) Control Policies and Procedures

The Company did not have effective policies and procedures  regarding management override of controls,  and it did not have  effective  policies  and  procedures implementing  its Code of Conduct.  As a result,  it did not  maintain a control environment  that promoted  open and candid  communication.  In some  instances, certain officers and personnel did not communicate  critical  information needed to properly record transactions. These deficiencies result in more than a remote
likelihood  that  a  material   misstatement  of  interim  or  annual  financial
statements could occur and not be detected.

(2) Workers' Compensation Reserves

The Company had  inadequate  controls in place to record  worker's  compensation
reserves  in  accordance   with  generally   accepted   accounting   principles.
Specifically,  it did not have appropriate policies and procedures to ensure the estimates provided by an independent  insurance  advisor,  which was utilized to assist in  estimating  workers'  compensation  reserves were  appropriate.  As a result,  workers  compensation  reserves were materially misstated in previously filed  consolidated  financial  statements.  Historical  consolidated  financial statements have been restated to correct these errors.

The Company will continue to evaluate the material  weaknesses and will take all necessary action to correct the internal control  deficiencies  identified.  The
Company will also further  develop and enhance its  internal  control  policies, procedures,  systems  and staff to allow it to mitigate  the risk that  material accounting  errors  might go  undetected  and be  included  in its  consolidated financial statements.

The Company contemplates  undertaking a thorough review of its internal controls as part of the Company's  preparation for compliance with the requirements under
Section  404 of the  Sarbanes-Oxley  Act of 2002 and the  Company  is using this review to further assist in identifying and correcting control deficiencies.  At this time, the Company has not completed its review of the existing controls and their  effectiveness.  Unless and until the material weaknesses described above, or any identified  during this review,  are completely  remedied,  evaluated and tested,  there can be no assurances that the Company will be able to assert that its internal  control over  financial  reporting is  effective,  pursuant to the rules adopted by the SEC under Section 404, when those rules take effect.

Item 9B.  OTHER INFORMATION

None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

Directors and Executive Officers

         The following table sets forth certain information with respect to the directors and executive officers of the Company.

Name                                        Age               Position Within The Company

Don L. Collins                              74                Chairman and Director

Donald Lynn Collins                         53                President, Chief Executive Officer and
                                                              Director

Don S. Peters                               75                Director

Arch G. Gothard, III                        59                Director

William R. Patterson                        63                Director

Terry L. Clark    (1)                       54                Former Executive Vice President of
                                                              Operations

Larry W. Sayre  (1)                         57                Former Vice President of Finance, Chief
                                                              Financial Officer and Secretary

Randall Swift (2)                           39                Vice President and Chief Operating Officer

Cletus Glasener (3)                         46                Vice President of Finance, Chief Financial
                                                              Officer

Rodney T. Nash                              60                Vice President of Engineering

Kent E. Tyler                               38                Vice President of Marketing

 (1) Retired from the Company March 18, 2005.
 (2) Promoted to Vice President and Chief Operating Officer April 1, 2005. (3)
 Joined the Company May 23, 2005.

Don L.  Collins,  founder of the  Company,  has served as  Chairman of the Board since its inception in 1971 and served as Chief Executive Officer until 1998. He is Chairman of the Board's Executive Committee.

Donald  Lynn  Collins  joined the Company in 1980 after  being  associated  with
Arthur Andersen LLP, an international accounting firm. Mr. Collins has served as
Chief  Executive  Officer of the Company since 1998, as President since 1990 and as a director  since 1983.  He served as the Chief  Operating  Officer from 1988 until 1998. He is Chairman of the Board's  Policy  Committee and a member of the
Board's Executive Committee. He is the son of Don L. Collins.

Don S. Peters,  an independent  director of the Company since 1983,  founded and was chairman of Peters, Gamm, West and Vincent, Inc. an investment advisory firm in  Wichita,  Kansas,  from  1983 to  December  1991.  He has  been a  financial consultant  with Central  Plains  Advisors,  Inc., an investment  advisory firm, since  December  1991.  He is Chairman of the Board's  Finance  Committee  and a
member of the Board's Audit, Compensation, Nominating and Policy Committees.

Arch G. Gothard,  III, an  independent  director of the Company since 1987,  was president of First Kansas Group,  an investment  firm in Junction City,  Kansas, from 1988 to 1999.  He was chief  financial  officer,  treasurer and director of
Communications  Services,  Inc. from 1985 to 1989. He is Chairman of the Board's
Compensation  and  Nominating  Committees  and is a member of the Board's Audit,
Finance and Policy  Committees.  Mr.  Gothard also serves as a director of Kenco
Plastics, a manufacturer and molder of plastic products,  Colorado Power Sports, a distributor of ATV's, motorcycles,  watercraft and similar products, Pay Phone
Concepts and Dornoch Medical Systems.

William R. Patterson, an independent director of the Company since 1998, and has been a principal of  Stonecreek  Management,  LLC , a private  investment  firm, since 1998. From October 1996 to August 1998, he was Executive Vice President of
Premium Standard Farms,  Inc., a  fully-integrated  pork producer and processor, where he served as a  consultant  and as acting  Chief  Financial  Officer  from
January 1996 to October 1996. From September 1976 through December 1995 he was a partner in Arthur  Andersen LLP. Mr.  Patterson is Chairman of the Board's Audit
Committee and is a member of the Board's  Compensation,  Executive,  Finance and
Nominating  Committees.  Mr.  Patterson  also  serves as a director  of American
Italian Pasta Company, a producer of dry pasta, and Premium Standard Farm, Inc., an integrated  pork producer and processor and as a director and chairman of the board of Paul Mueller  Company,  a manufacturer of high-quality  stainless steel tanks and industrial processing equipment

Randall Swift was named Vice President and Chief  Operating  Officer on April 1,
2005. He joined the Company in 1998 as V.P./Sales  and Marketing for Capacity of
Texas,  Inc., a wholly-owned  subsidiary of the Company.  In 1999, Mr. Swift was promoted to  President  of Capacity  where he  continued  to serve prior to this appointment.  Mr. Swift possesses an extensive background in sales,  engineering and manufacturing with over six years at Cummins Southern Plains,  Inc. prior to coming to Capacity.

Cletus Glasener was named Vice President of Finance and Chief Financial  Officer on May 23,  2005.  Prior to joining  the  Company  he served as Vice  President,
Controller and Treasurer of Vought Aircraft Industries since 2000.

Rodney T. Nash joined the Company in 1979 as  Engineering  Manager and was named
Vice President of Engineering of the Company in November 1986.  Prior to joining the Company,  he

held  engineering   positions  with  Hesston   Corporation,   a  farm  equipment
manufacturer and Butler Manufacturing, a manufacturer of specialized buildings.

Kent E.  Tyler  joined  the  Company  in  December  1997 as  Vice  President  of
Marketing.  Prior to joining  the  Company,  he was Vice  President  of Ackerman
McQueen, a full-service national marketing and advertising agency.

All executive officers serve at the discretion of the Board of Directors.

Section 16(a) - Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires  executive  officers and directors of the Company, and persons who beneficially own more than ten percent (10%) of the common stock (collectively  referred to herein as "Reporting Persons"),  to file initial  reports of  ownership  and  reports of  changes in  ownership  with the
Securities and Exchange  Commission (the  "Commission").  Reporting  Persons are
required by  Commission  regulations  to furnish the Company  with copies of all
Section 16(a) forms they file.

Based solely upon a review of copies of Forms 3, 4 and 5 and amendments  thereto furnished to the Company  during its most recent  fiscal  year,  and any written representations  from a person that no Form 5 is required,  the Company believes that all of these forms  required to be filed by  Reporting  Persons were timely filed pursuant to Section 16(a) of the Exchange Act,  except for one late filing by Donald Lynn  Collins and one late filing by Don L. Collins with respect to an indirect stock transaction in fiscal year 2004.

COMMITTEES OF THE BOARD AND OTHER CORPORATE GOVERNANCE MATTERS

The  Board  of  Directors  has  established  standing  Audit,  Compensation  and
Nominating  Committees.  The principal  responsibilities  of each  committee are described below.

The Audit Committee consists of three directors,  each of whom is "independent", as defined by the rules of the National  Association  of Securities  Dealers and
the  Sarbanes-Oxley  Act of 2002. The Audit  Committee met nine (9) times during
Fiscal 2004. It appoints a firm of independent public accountants to examine the accounting  records of the Company and its  subsidiaries for the coming year. In making  this  appointment,  it  reviews  the  nature of both  audit-related  and non-audit-related  services  rendered  or to be  rendered to the Company and its subsidiaries by the independent  public  accountants.  The Audit Committee meets with representatives of the Company's independent public accountants and reviews with them audit scope, procedures and results, including any recommendations. It also meets with the Company's chief  financial  officer to review reports on the functioning  of financial  controls.  A more complete  description  of the Audit
Committee's  functions  is provided in its Charter.  The Board of Directors  has determined that William R. Patterson is an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K. The members of the Audit Committee are
William R. Patterson, III, Arch G. Gothard, III and Don S. Peters.

The Compensation Committee,  consisting of three independent directors, met once during Fiscal 2004. The  Compensation  Committee  establishes  the  compensation policies of the Company and makes salary and bonus  recommendations to the Board of  Directors  for all  executive  officers.  The  members  of the  Compensation
Committee are Arch G. Gothard, III, William R. Patterson, III and Don S. Peters.

The Nominating Committee,  consisting of three independent  directors,  met once during  Fiscal  2004.  It  recommends  to the Board of  Directors  nominees  for director to be proposed  for election by the  stockholders  and also reviews the qualifications of, and recommends to the Board of Directors,  candidates to fill
Board of Director  vacancies as they may occur during the year.  The  Nominating
Committee  considers  suggestions  from many  sources,  including  shareholders, regarding the process for evaluation and possible candidates for director.  Such suggestions,  together  with  appropriate  biographical  information,  should be submitted to the Secretary of the Company for  consideration  by the  Nominating
Committee by September 23, 2005 for the next annual  stockholders  meeting.  The
Nominating  Committee  guidelines regarding the qualifications of candidates for directors,  including shareholder proposed candidates,  insofar as they apply to non-employees,  generally favor  individuals who have managed  relatively large, complex business,  educational, or other organizations or who, in a professional or  business  capacity,  are  accustomed  to dealing  with  complex  business or financial  problems.  In addition to these  guidelines,  the Committee will also evaluate whether the candidate's  skills are complementary to the existing Board members' skills,  and the Board's needs for operational,  management,  financial and  other  expertise.  The  members  of the  Nominating  Committee  are Arch G.
Gothard, III, William R. Patterson, III and Don S. Peters.

Actions  taken by any  committee of the Board of  Directors  are reported to the
Board of Directors, usually at its next meeting.

There were eleven (11) meetings of the Board of Directors during Fiscal 2004. In
Fiscal 2004,  each  director  attended  more than 75% of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all  committees  of the Board on which he  served.  The Board of  Directors  has
affirmatively  determined  that  Messrs.  Gothard,   Patterson  and  Peters  are
independent  as defined by the rules of the National  Association  of Securities
Dealers.

Shareholder Communications

Historically,  the  Company has not  adopted a formal  process  for  shareholder communication with the Board of Directors.  Nevertheless,  every effort has been made to  ensure  that  the  views of  shareholders  are  heard  by the  Board of
Directors or individual  directors,  as may be applicable,  and that appropriate responses  are  provided  to  shareholders  in a timely  manner.  We believe our responsiveness to shareholder  communications to the Board of Directors has been excellent.

The Company asks that each director  attend the Annual Meeting of  Shareholders.
All of the Company's directors attended the last Annual Meeting held on February
27, 2004.

Code of Ethics - The Code of Ethics of the  Company  (the  "Code"),  was adopted
January 27, 2004, and is applicable to all directors and employees.  The Code is available  free of charge  from

the    Investor    Relations    section    of    the    Company    website    at
http://www.collinsind.com.  The Company will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver of the Code for any officer,  principal  financial  officer,  principal  accounting  officer and persons  performing similar functions by disclosing the nature of such amendment or waiver on the Company's website or in a report on Form 8-K.

Item 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief
Executive Officer and the other named executive officers.

                                                                                                       LONG-TERM
                                                           ANNUAL COMPENSATION                       COMPENSATION

           Name and                                                            Other Annual        Restricted Stock
      Principal Position         Year       Salary ($)      Bonus ($)      Compensation ($)(1)      Awards ($) (2)
      ------------------         ----       ----------      ---------      ------------------       --------------

Don L. Collins                   2004        400,000            -                   -                 101,000 (3)
  Chairman                       2003        400,000            -                   -                 108,000 (3)
                                 2002        403,287          90,000                -                 150,000 (3)

Donald Lynn Collins              2004        385,000         125,000              28,750              353,500 (4)
  President and Chief            2003        380,000         100,000                -                 252,000 (4)
  Executive Officer              2002        374,012         100,000                -                 350,000 (4)

Terry L. Clark (5)               2004        238,500          55,000              39,450              75,750 (6)
  Former Executive Vice          2003        237,000          44,000                -                 54,000 (6)
  President of Operations        2002        234,144          44,000                -                 75,000 (6)

Larry W. Sayre (5)               2004        195,000          40,000              36,000              75,750 (7)
  Former Vice President of       2003        190,000          30,000                -                 54,000 (7)
  Finance, CFO and               2002        182,763          30,000                -                 75,000 (7)
  Secretary

Kent E. Tyler                    2004        157,500          25,000              38,550              75,750 (8)
  Vice President of              2003        155,000          20,000                -                 54,000 (8)
  Marketing                      2002        154,144          20,000                -                 75,000 (8)

(1)  Other Annual  Compensation  relates to  relocation  expenses paid in Fiscal
     2004.

(2)  Under the terms of the Company's 2002  Restricted  Stock Award  Agreements,
     the  Restricted  Stock  fully  vests  three (3) years after the date of the initial  award.  Under the terms of the Restricted  Stock Award  Agreements granted in 2003 and 2004, the  Restricted  Stock vests four (4) years after the date of the initial  award.  Dividends are paid on Restricted  Stock at the same rate as paid on all  other  outstanding  shares  of the  Company's common stock.

(3)  Aggregate  value at October  31,  2004  amounted  to  $406,400  based on an aggregate total of 80,000 Restricted shares.

(4)  Aggregate  value at October 31, 2004  amounted  to  $1,066,800  based on an aggregate total of 210,000 Restricted shares.

(5)  Retired from the Company on March 18, 2005.

(6)  Aggregate  value at October  31,  2004  amounted  to  $228,600  based on an aggregate total of 45,000 Restricted shares.

(7)  Aggregate  value at October  31,  2004  amounted  to  $228,600  based on an aggregate total of 45,000 Restricted shares.

(8)  Aggregate  value at October  31,  2004  amounted  to  $228,600  based on an aggregate total of 45,000 Restricted shares.

(9)  Retired from the Company on March 18, 2005.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table provides information related to options exercised by the named executive officers during the 2004 fiscal year and the number and value of options held at October 31, 2004. The Company does not have any outstanding stock appreciation rights.

                                                                  Number of
                                                                  Underlying                Value of Unexercised
                                                                Unexercised Options         In-the-Money Options
                                                                                            at Fiscal Year End (1)
                         Shares Acquire on
Name                      Exercise (#)        Value Realized ($) Exercisable/Unexercisable  Excercisable/Unexercisable
----                      ------------        --------------------------------------------  --------------------------

Don L. Collins                 --               --                   205,800/0               $   154,914 / $ -
Donald Lynn Collins            --               --                   282,600/0               $   191,433 / $ -
Terry L. Clark                 --               --                    80,800/0               $       6,789/$ -
Larry W. Sayre                 --               --                    55,000/0               $       6,725/$ -
Kent E. Tyler                  --               --                    30,000/0               $      28,638/$ -

     (1) The dollar values are calculated by determining the difference  between the fair market value of the underlying common stock and the exercise price of the options at fiscal year end.

Directors' Compensation

During  Fiscal 2004,  the Company paid each  employee  director  $1,300 for each
Board of Directors meeting attended.  Outside directors received $1,900 for each
Board of  Directors  meeting  attended  and  $1,200 to $1,300  for each Board of
Directors committee meeting attended.  In addition,  Mr. Peters, Mr. Gothard and
Mr.  Patterson  each  received  Board of Directors  retainer  fees of $2,000 per month. Committee fees are not paid (i) to employee directors and (ii) to outside directors  when such  committee  meetings are held on the same day as a Board of
Directors meeting or in conjunction with a general managers meeting.

Compensation Committee Interlocks and Insider Participation

During Fiscal 2004,  the members of the  Compensation  Committee  were primarily responsible for determining  executive  compensation.  Messrs.  Arch G. Gothard,
III,  William R.  Patterson,  III and Don S. Peters  comprise  the  Compensation
Committee,  none of whom is or was an officer or employee of the Company  during any of the past three fiscal years.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth  information as of June 15, 2005, with respect to
(i) each person who is known by the Company to own  beneficially in excess of 5%
of the outstanding  Common Stock, (ii) each director of the Company,  (iii) each named  executive  officer and (iv) all directors  and executive  officers of the
Company as a group.  Each person  listed below  exercises  sole voting power and sole investment  power unless  otherwise  indicated by footnote.  As of June 15,
2005,  there were  6,610,324  shares of Common  Stock of the Company  issued and outstanding.

                                                                Shares
                                                             Beneficially                    Percentage
Name and Address                                                 Owned                          Owned

Venture Securities Corporation                                    646,061   (1)                   9.77%
         516 North Bethlehem Pike
         Spring House, PA 19477

Collins Industries Tax Deferred                                   443,133   (2)                   6.70%
         Savings Plan and Trust
         c/o InTrust Bank, Trustee
         P.O. Box 8338 Prairie Village, KS 66208

Don L. Collins                                                    715,148   (3)                  10.82%
         157 East New England Avenue, Suite 364
         Winter Park, FL 32789

Donald Lynn                                                       627,552                         9.49%
Collins
         15 Compound Drive
         Hutchinson, KS 67502

Arch G. Gothard, III                                              202,985   (4)                   3.05%
         15 Compound Drive
         Hutchinson, KS 67502

Don S. Peters                                                     132,339   (5)                   2.00%
         15 Compound Drive
         Hutchinson, KS 67502

William R. Patterson                                               79,000   (6)                   1.20%
         15 Compound Drive
         Hutchinson, KS  67502

Terry L. Clark                                                     58,405   (9)                   0.88%
         22997 Sutter Ave
         Keytesville, MO 65261

Larry W. Sayre                                                     75,036   (10)                  1.14%
         7300 Belle Meade Drive
         Colleyville, TX 76034

                                                                     Shares
                                                                  Beneficially                  Percentage
Name and Address                                                     Owned                        Owned

Kent E. Tyler                                                      80,704   (7)                   1.22%
         15 Compound Drive
         Hutchinson, KS  67502

All executive officers and                                         2,132,296(8)                  31.80%
         directors as a group
         (11 persons)
-----------------

(1)  Pursuant  to  Schedule   13G/A  filed  with  the  Securities  and  Exchange
     Commission on February 8 2005, Venture Securities Corporation,  ("Venture")
     is a registered  investment advisor and furnishes investment advice to over
     1,200 clients and certain of those clients hold Collins  Industries  Common
     Stock. In its role as investment  advisor and investment  manager,  Venture possesses both voting and investment power over certain securities owned by their clients.  All securities  reported herein are owned by Venture or its clients  and  Venture  is deemed to have  beneficial  ownership  of 646,061 shares of the  Company's  Common Stock as of December  30,  2004.  However,
     neither one client of Venture nor Venture  itself holds more than 5% of the stock of Collins  Industries in their account.  Of the 646,061 shares as to which Venture is deemed to have beneficial ownership,  Venture is deemed to have (i) sole  voting  power with  respect to 303,975  shares  (ii)  shared voting  power with respect to 0 shares  (iii) sole  dispositive  power with respect to 646,061 shares and (iv) shared dispositive power with respect to
     0 shares.

(2)  As of June 15, 2005, based on information  received from the Trustee of the
     Plan.

(3)  Does not include  7,559  shares  owned by Sharon  Collins,  the wife of Mr.
     Collins, as to which Mr. Collins disclaims beneficial ownership.

(4)  Includes  45,000  shares  deemed  beneficially  owned  pursuant  to options exercisable  within 60 days. Mr. Gothard also has shared  investment  power with respect to 44,160 shares.

(5)  Mr. Peters also has shared investment power with respect to 132,961 shares.

(6)  Includes  10,000  shares  deemed  beneficially  owned  pursuant  to options exercisable within 60 days.

(7)  Includes  30,000  shares  deemed  beneficially  owned  pursuant  to options exercisable within 60 days.

(8)  Includes  95,400  shares  deemed  beneficially  owned  pursuant  to options exercisable within 60 days.

(9)  Mr. Clark retired from the company on March 18, 2005.

(10) Mr. Sayre retired from the company on March 18, 2005.

Equity  Compensation Plan - The following table sets forth information as of the end of the Company's 2004 fiscal year with respect to  compensation  plans under which equity securities of the Company are authorized for issuance.

                                                                                            Number of Securities Remaining
                                                                    Weighted Average        Available For Future Issuance
                     Number of Securities To Be Issued              Exercise Price of      Under Equity Compensation Plans
                        Upon Exercise of Outstanding              Outstanding Options,     (Excluding Securities Reflected
                        Options, Warrants and Rights               Warrants and Rights              in Column (A))
   Plan Category                    (A)                                    (B)                           (C)
-------------------- ----------------------------------- ------ -------------------------- ---------------------------------

Equity
compensation plans
approved by
security holders
(1)                                         816,600                             $4.33                           186,000

Equity
compensation plans
not approved by
security holders
                                                  -                             $   -                                 -
                                            -------                             -----                           -------
Total                                       816,600                             $4.33                           186,000
                                            =======                             =====                           =======

(1)      These plans are the 1995 Stock Option Plan and the 1997 Omnibus Incentive Plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

FEES AND SERVICES OF KPMG LLP

The following table summarizes fees billed to the Company for each of the fiscal years ended October 31, 2004 and 2003 by the Company's principal accounting firm, KPMG LLP:

                                                                           2004            2003
                                                                           ----            ----

         Audit Fees - Annual Audit & Quarterly Reviews                 $ 707,000        $ 202,000
         Audit Related Fees                                                    -                -
         Tax Fees - Review of Tax Returns & Tax Consulting                12,200            9,250
         All Other Fees - Audit Fee for Stock                              1,500                -
                          Repurchased in Fiscal 2004                   ---------        ---------

         Total Fees                                                    $ 720,700        $ 211,250

The Audit  Committee has  considered  whether the provision of these services is
compatible  with  maintaining  the  principal  accountant's  independence.   The
Company's  Audit  Committee  approves  all fees  paid to KPMG LLP for  audit and non-audit  services in advance of  performance  of services.  There are no other specific  policies  or  procedures  relating  to the  pre-approval  of  services performed  by KPMG  LLP.  The Audit  Committee  has not yet met to  discuss  and formally appoint the auditors for fiscal 2005.  Representatives  of KPMG LLP are expected to be present at the Annual  Meeting and shall have the  opportunity to make a statement and to respond to appropriate questions.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as a part of this Report:

          (1) Financial Statements:

               All financial statements and notes thereto as set forth under
               Item 8 of this Report on Form 10-K:

               Reports of Independent Public Accountants

               Consolidated Statements of Income and Comprehensive Income for
               the Three Years Ended October 31, 2004

               Consolidated Balance Sheets--October 31, 2004
               and 2003

               Consolidated Statements of Cash Flows for
               the Three Years Ended October 31, 2004

               Consolidated Statements of Shareholders' Investment
               for  the Three Years Ended October 31, 2004

          (2) Financial Statement Schedules:

          All  schedules  have been  omitted as not  applicable  or not required under the instructions  contained in Regulation S-X or the information is included in the financial statements or notes thereto.

          (3)  Exhibits:

          The exhibits  required to be filed  pursuant to Item 601 of Regulation
          S-K are listed in the Exhibit  Index,  which  immediately  follows the signature page of this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COLLINS INDUSTRIES, INC.

                                       By /s/ Donald Lynn Collins
                                       -----------------------------------
                                       Donald Lynn Collins, President
                                       and Chief Executive Officer

Dated:             July 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following  persons on behalf of the Registrant,  in their respective capacities and on the dates indicated.

Dated:             July 29, 2005                          /s/ Don L. Collins
                                                  ----------------------------------------------------
                                                          Don L. Collins, Director

Dated:             July 29, 2005                          /s/ Donald Lynn Collins
                                                  ----------------------------------------------------
                                                          Donald Lynn Collins, Director,
                                                          President and Chief Executive
                                                          Officer
                                                          (Principal Executive Officer)

Dated:             July 29, 2005                          /s/ Don S. Peters
                                                  ----------------------------------------------------
                                                          Don S. Peters, Director

Dated:             July 29, 2005                          /s/ Arch G. Gothard, III
                                                  ----------------------------------------------------
                                                          Arch G. Gothard III, Director

Dated:             July 29, 2005                          /s/ William R. Patterson
                                                  ----------------------------------------------------
                                                          William R. Patterson, Director

Dated:             July 29, 2005                          /s/ Cletus C. Glasener
                                                  ----------------------------------------------------
                                                          Cletus C. Glasener, Vice President of
                                                          Finance
                                                          and Chief Financial Officer
                                                          (Principal Financial and
                                                          Accounting Officer)

Exhibit Number                                         Document
--------------                                         --------

         3.1                                  -        Certificate of Incorporation of Registrant, as amended
                                                       (included as Exhibit 3.1 of the Company's Amendment No. 2 to
                                                       Form S-1, No. 2-93247 and incorporated herein by reference).

         3.2                                  -        Amendment to Certificate of Incorporation of Registrant
                                                       (included as Exhibit 3.3 of the Company's Amendment No. 1 to form S-1, No 2-93247 and incorporated herein by reference).

         3.3                                  -        Amendment to Certificate of Incorporation of Registrant
                                                       (included as Exhibit 3.3(c) of the Company's Amendment No. 1 to Form S-1, No. 33-48323 and incorporated herein by reference).

         3.4                                  -        Amended Bylaws of Collins Industries, Inc. as of January 4,
                                                       2005. (Incorporated herein by reference to Exhibit 3.1 to the
                                                       Registrant's Report on Form   8-K filed January 10, 2005.)

        10.1                                  -        Various bailment and consignment agreements between the
                                                       Registrant and Automotive manufacturers (included as Exhibit
                                                       10.2 to the Company's Registration Statement on Form S-1, No.
                                                       33-48323 and incorporated herein by reference).

        10.2 *                                -        Collins Industries, Inc. 1997 Omnibus Incentive Plan
                                                       effective as of February 28, 1997. (Incorporated herein by reference to Appendix A to the Registrant's Report on the DEF
                                                       14A Filed February 1997.)

        10.3 *                                -        Collins Industries, Inc.  1995 Stock Option Plan effective as of February 24, 1995. (Incorporated herein by reference to
                                                       Appendix A to the Registrant's Report on the DEF 14A Filed
                                                       February 1995.)

Exhibit Number                                         Document
--------------                                         --------

        10.4                                  -        Form of Indemnification Agreement between Registrant and its directors.

        10.5                                  -        Amended and Restated Lease dated November 15, 1997, between the Registrant and the City of South Hutchinson, Kansas.
                                                       (Incorporated herein by reference to Exhibit 10.4 to the
                                                       Registrant's Report on Form 10-K for the fiscal year ended
                                                       October 31, 1998.)

        10.6                                  -        1999 Supplemental Lease dated June 1, 1999, by and between
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
                                                       Industrial Corporation
                                                       and Collins Industries,
                                                       Inc. (Incorporated herein
                                                       by reference to Exhibit
                                                       10.2 to the Registrant's
                                                       Report on Form 10-Q for
                                                       the quarterly period
                                                       ended July 31, 1999.)

Exhibit Number                                         Document
--------------                                         --------

        10.8                                  -        Loan and Security Agreement dated as of May 17, 2002, by and between Collins Industries, Inc., and Fleet Capital
                                                       Corporation. (Incorporated herein by reference to Exhibit
                                                       10.1 to the Registrant's Report on Form 10-Q for the
                                                       quarterly period ended April 30, 2002.)

        10.9 *                                -        Deferred Compensation Plan dated as of November 27, 2001,
                                                       between Collins Industries, Inc and Intrust Bank N.A.
                                                       (Incorporated herein by reference to Exhibit 10.2 to the
                                                       Registrant's Report on Form 10-Q for the quarterly period
                                                       ended April 30, 2002.)

        10.10                                 -        Lease dated June 20, 2002, by and between Reno County, Kansas and Wheeled Coach Industries, Inc. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Report on Form
                                                       10-K for the fiscal year ended October 31, 2002.)

        10.11                                 -        Amendment No. 1 dated as of October 15, 2002, to the Loan and
                                                       Security Agreement dated as of May 17, 2002, by and between
                                                       Collins Industries, Inc., and Fleet Capital Corporation.
                                                       (Incorporated herein by reference to Exhibit 10.9 to the
                                                       Registrant's Report on Form 10-K for the fiscal year ended
                                                       October 31, 2002.)

        10.12                                 -        Financing Agreement dated October 16, 2002, between the
                                                       Orange County Industrial  Development  Authority, Orange
                                                       County Florida,  and Wheeled Coach Industries, Inc.
                                                       (Incorporated herein by reference to Exhibit 10.10 to the
                                                       Registrant's Report on Form 10-K for the fiscal year ended
                                                       October 31, 2002.)

        10.13                                 -        Amendment No. 2 dated as of December 31, 2002, to the Loan and Security Agreement dated as of May 17, 2002, by and
                                                       between Collins Industries, Inc., and Fleet Capital
                                                       Corporation. (Incorporated herein by reference to Exhibit
                                                       99(b)(3) to the Registrant's Report on Form SC TO-I filed
                                                       October 10, 2003.)

Exhibit Number                                         Document
--------------                                         --------

        10.14                                 -        Amendment No. 3 dated as of October 9, 2003, to the Loan and
                                                       Security Agreement dated as of May 17, 2002, by and between
                                                       Collins Industries, Inc., and Fleet Capital Corporation.
                                                       (Incorporated herein by reference to Exhibit 99(b)(4)  to the
                                                       Registrant's Report on Form SC TO-I filed October 10, 2003.)

        10.15                                 -        Amendment No. 4 dated as of December 5, 2003, to the Loan and
                                                       Security Agreement dated as of May 17, 2002, by and between
                                                       Collins Industries, Inc., and Fleet Capital Corporation.
                                                       (Incorporated herein by reference to Exhibit 10.13 to the
                                                       Registrant's Report on Form 10-K for the fiscal year ended
                                                       October 31, 2003.)

        10.16                                 -        Amendment No. 5 dated as of January 7, 2004, to the Loan and
                                                       Security Agreement dated as of May 17, 2002, by and between
                                                       Collins Industries, Inc., and Fleet Capital Corporation.
                                                       (Incorporated herein by reference to Exhibit 10.14 to the
                                                       Registrant's Report on Form 10-K for the fiscal year ended
                                                       October 31, 2003.)

        10.17                                 -        Amendment No. 6 dated as of January 31, 2004, to the Loan and
                                                       Security Agreement dated as of May 17, 2002, by and between
                                                       Collins Industries, Inc., and Fleet Capital Corporation.

        10.18                                 -        Amendment No. 7 dated as of August 31, 2004, to the Loan and
                                                       Security Agreement dated as of May 17, 2002, by and between
                                                       Collins Industries, Inc., and Fleet Capital Corporation.
                                                       (Incorporated herein by reference to Exhibit 10.1 to the
                                                       Registrant's Report on Form 10-Q for the quarterly period
                                                       ended July 31, 2004.)

        21.1                                  -        List of Subsidiaries of Collins Industries, Inc.

        23.1                                  -        Accountants Consent

Exhibit Number                                         Document
--------------                                         --------

        31.1                                  -        Section 302 Certification of Periodic
                                                       Report-CEO

        31.1                                  -        Section 302 Certification of Periodic
                                                       Report-CFO

        32.1                                  -        Section 906 Certification of Periodic
                                                       Report-CEO

        32.2                                  -        Section 906 Certification of Periodic
                                                       Report-CFO

* Management contract or compensatory plan or agreement

