Form 10-Q
period 2005-04-30
COLLINS INDUSTRIES INC
filed 2005-08-03
CIK 21759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2005

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 0-12619

                            Collins Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Missouri                                                    43-0985160
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
        incorporation)                                        Number)

15 Compound Drive                 Hutchinson, Kansas               67502-4349
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number including area code         620-663-5551
                                                 -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days.

                       Yes    X                       No
                            -----                         -----

Indicate by check mark wither the registrant is an accelerated Filer (as defined
under rule 12b-2 of the Act). Yes       No  X
                                 -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value                                  6,610,324
--------------------------------------------------------------------------------
           Class                                    Outstanding at June 15, 2005

                    COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                                April 30, 2005

                                      INDEX

PART I.       FINANCIAL INFORMATION                                     PAGE NO.

     Item 1.  Financial Statements:
              Consolidated Condensed Balance Sheets
                   April 30, 2005 and October 31, 2004                         1

              Consolidated Condensed Statements of Income and
                   Comprehensive Income
                   Three and Six Months Ended April 30, 2005 and 2004          2

              Consolidated Condensed Statements of Cash Flow
                   Six Months Ended April 30, 2005 and 2004                    3

              Notes to Consolidated Condensed Financial Statements             4

     Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        14

     Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                                          24

     Item 4.  Controls and Procedures                                         24

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                               26

     Item 2.  Unregistered Sales of Equity Securities and
                   Use of Proceeds                                            26

     Item 3.  Defaults upon Senior Securities                                 26

     Item 4.  Submission of Matters to a Vote of Security-Holders             26

     Item 5.  Other Information                                               26

     Item 6.  Exhibits                                                        26

EXHIBIT INDEX                                                                 27

SIGNATURES                                                                    28

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                    Collins Industries, Inc. and Subsidiaries
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                                                       April 30,                 October 31,
                                                                          2005                      2004
                                                                 -------------------       --------------------
ASSETS
Current Assets:
   Cash                                                                $   154,835                $   163,098
   Receivables, trade & other                                           12,908,488                 10,979,087
   Inventories, lower of cost (FIFO) or market                          49,967,486                 39,059,185
   Prepaid expenses and other current assets                             3,226,174                  4,368,191
                                                                         ---------                  ---------
      Total current assets                                              66,256,983                 54,569,561

Restricted cash                                                            317,659                    359,810

Property and equipment, at cost                                         50,861,073                 49,604,273
      Less: accumulated depreciation                                    31,405,279                 30,239,053
                                                                         ---------                  ---------
      Net property and equipment                                        19,455,794                 19,365,220
Goodwill                                                                 5,050,232                  5,050,232
                                                                         ---------                  ---------
Other assets                                                             1,269,818                  1,382,482
                                                                         ---------                  ---------
      Total assets                                                     $92,350,486                $80,727,305
                                                                       ===========                ===========

LIABILITIES & SHAREHOLDER'S INVESTMENT
Current liabilities:
   Current maturities of long-term debt & capitalized leases           $ 2,487,983                $ 2,371,734
   Controlled disbursements                                              6,308,604                  5,668,517
   Accounts payable                                                     21,157,511                 18,408,291
   Accrued expenses                                                      8,432,867                  9,469,165
                                                                         ---------                  ---------
      Total current liabilities                                         38,386,965                 35,917,707

Long-term debt and capitalized leases                                   28,938,549                 18,515,178

Deferred income tax                                                      1,525,560                  1,525,560

Shareholders' investment:
   Common stock                                                            653,773                    636,933
   Paid-in capital                                                      13,129,635                 13,342,600
   Deferred compensation                                                (1,282,678)                (1,472,590)
   Accumulated other comprehensive income (loss), net                      (10,752)                   (25,562)
   Retained earnings                                                    11,009,434                 12,287,479
                                                                        ----------                 ----------
      Total shareholders' investment                                    23,499,412                 24,768,860
                                                                        ----------                 ----------
      Total liabilities & shareholders' investment                     $92,350,486                $80,727,305
                                                                       ===========                ===========

(See accompanying notes)

                    Collins Industries, Inc. and Subsidiaries
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                               Three Months Ended                          Six Months Ended
                                                                    April 30,                                  April 30,

                                                             2005                  2004                  2005                 2004
                                                     ------------------    ------------------    ------------------    ----------------
                                                                              (as restated)                              (as restated)
Sales                                                     $61,293,943           $50,011,421          $112,841,800         $91,158,721
Cost of sales                                              54,592,153            43,758,368           102,310,310          80,506,466
                                                           ----------            ----------           -----------          ----------

   Gross profit                                             6,701,790             6,253,053            10,531,490          10,652,255

Selling, general and administrative expenses                6,354,949             4,880,428            10,931,625           9,174,260
                                                            ---------             ---------            ----------           ---------

   Income (loss) from operations                              346,841             1,372,625              (400,135)          1,477,995

Other income (expense):
   Interest expense                                          (511,191)             (385,647)             (933,017)           (759,149)
   Other, net                                                  10,359                (4,806)               26,598             315,720
                                                               ------                ------                ------             -------
                                                             (500,832)             (390,453)             (906,419)           (443,429)
                                                             --------              --------              --------            --------

Income (loss) before income taxes                            (153,991)              982,172            (1,306,554)          1,034,566

Income tax expense (benefit)                                  (80,000)              360,000              (530,000)            380,000
                                                              -------               -------              --------             -------

Net income (loss)                                         $   (73,991)          $   622,172          $   (776,554)        $   654,566

Other comprehensive income, net of tax:
   Unrealized gain on interest rate swap                       10,751                26,638                25,562              35,889
                                                               ------                ------                ------              ------

      Comprehensive income (loss)                         $   (63,240)          $   648,810          $   (750,992)        $   690,455
                                                          ===========           ===========          ============         ===========

Earnings (loss) per share:
   Basic                                                     $   (.01)              $   .11              $   (.13)            $   .11
                                                             ========               =======              ========             =======
   Diluted                                                   $   (.01)              $   .10              $   (.13)            $   .10
                                                             ========               =======              ========             =======

Dividends per share                                          $   .040               $  .035              $   .080             $  .065
                                                             ========               =======              ========             =======

Weighted average common and common
  equivalent shares outstanding:
  Basic                                                     5,912,738             5,651,506             5,877,815           5,845,400
                                                            =========             =========             =========           =========
  Diluted                                                   5,912,738             6,074,645             5,877,815           6,237,990
                                                            =========             =========             =========           =========

(See accompanying notes)

                    Collins Industries, Inc. and Subsidiaries
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                                                                        Six Months Ended
                                                                                            April 30,
                                                                                 2005                      2004
                                                                          -------------------       --------------------
Cash flow from operations:                                                                             (as restated)
   Cash received from customers                                                $110,912,399                $90,040,414
   Cash paid to suppliers and employees                                        (117,545,433)               (88,071,420)
   Interest paid                                                                   (848,578)                  (781,730)
   Income taxes paid                                                               (743,150)                  (766,291)
                                                                               ------------               ------------

      Cash provided by (used in) operations                                      (8,224,762)                   420,973
                                                                                 ----------                    -------

Cash flow from investing activities:
   Capital expenditures                                                          (1,256,800)                  (762,030)
   Net proceeds from sale of building and land                                            -                    399,810
   Other, net                                                                       (52,957)                   (54,334)
                                                                                    -------                    -------

      Cash used in investing activities                                          (1,309,757)                  (416,554)
                                                                                 ----------                   --------

Cash flow from financing activities:
   Borrowings of long-term debt                                                  11,790,489                  7,391,491
   Principal payments of long-term debt and
     capitalized leases                                                          (1,246,943)                (1,774,407)
   Expenditures of restricted cash                                                   42,151                    117,094
    Purchase of common stock and other capital transactions                        (547,197)                (5,275,885)
   Payment of dividends                                                            (512,244)                  (405,365)
                                                                                   --------                   --------

      Cash provided by financing activities                                       9,526,256                     52,928
                                                                                  ---------                     ------

Net increase (decrease) in cash                                                     (8,263)                     57,347
                                                                                    -------                     ------

Cash at beginning of period                                                         163,098                     77,012
                                                                                    -------                     ------

Cash at end of period                                                          $    154,835                $   134,359
                                                                               ============                ===========

Reconciliation  of  net  income  (loss)  to  net  cash  provided  by
(used  in) operations:
   Net income (loss)                                                             $ (776,554)                 $ 654,566
   Depreciation and amortization                                                  1,459,405                  1,663,123
   Restricted stock vesting as severance pay                                        409,500                          -
   Increase in receivables                                                       (1,929,401)                (1,118,307)
   Increase in inventories                                                      (10,908,301)                (1,117,524)
   Decrease in prepaid expenses and other current assets                          1,167,580                  1,272,453
   Increase (decrease) in accounts payable and accrued expenses                   2,353,009                   (637,439)
   Gain on sale of building and land                                                      -                   (295,899)
                                                                                -----------                   --------

Cash provided by (used in) operations                                          $ (8,224,762)               $   420,973
                                                                               ============                ===========

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

In the opinion of management,  the accompanying unaudited consolidated condensed
financial  statements  contain  all  adjustments   (consisting  of  only  normal
recurring items) necessary to present fairly the Company's financial position at
April 30,  2005 and the results of  operations  and the cash flows for the three and six months ended April 30, 2005 and 2004.

The  Company  suggests  that  the  unaudited  Consolidated  Condensed  Financial
Statements  for the  three  and  six  months  ended  April  30,  2005 be read in conjunction  with the  Company's  Annual  Report for the year ended  October 31,
2004.

(2)  Restatement of Financial Statements

Subsequent to October 31, 2004 management determined that the procedures used to
record  workers  compensation   reserves  were  inappropriate  and  resulted  in
inadequate   reserves  being  recorded   historically   for  estimated   workers
compensation  costs and  claims.  This  information  was  reported  to the Audit
Committee and the Audit Committee initiated  procedures which ultimately lead to the special investigation described in Note 9. As a result, and because the 2004 year-end  financial  closing  process  identified  adjustments  to prior  period financial statements, the Company restated its consolidated financial statements for the fiscal years ended October 31, 2003 and 2002 and for the quarters  ended
January 31, 2003 to July 31, 2004

Effects of Restatement on Net Income

The following  table  identifies  the  adjustments  made to  previously-released consolidated financial statements:

                                                    Three Months      Six Months
                                                       Ended             Ended
Description of Adjustment                            April 30,         April 30,
($ In thousands 000's)                                2004(1)           2004(1)
--------------------------------------------------------------------------------

Workers Compensation Reserve Adjustments(2)           $  (48)          $  192
Uncollectible Rebates (3)                                 (7)             (14)
Other Accrued Expenses (4)                                39              (47)
--------------------------------------------------------------------------------
  Total pre-tax impact                                $  (16)          $  131
  Income tax (5)                                          10              (40)
--------------------------------------------------------------------------------
Total Net Income Impact                               $   (6)          $   91
--------------------------------------------------------------------------------

(1)  As originally  reported by the Company for the quarter ended April 30, 2004 on Form 10-Q.

(2)  Reflects adjustments to workers' compensation  liability reserves which had not previously  been  recorded.  Amounts in the  three-month  and six-month period ended April 30, 2004 also reflect adjustment to expense which should have been recorded in prior periods.
     Consolidated  Statements of Income and  Comprehensive  Income:  Adjustments
     decreased (increased) cost of sales by the amounts set forth in this table.
     Consolidated  Balance  Sheets:  Cumulative  adjustments  increased  accrued expenses by $1,732 for the period ending April 30, 2004.

(3)  Corrections to the estimate of rebate collectibility at April 30, 2004.
     Consolidated  Statements of Income and  Comprehensive  Income:  Adjustments
     increased   cost  of  sales  by  the  amounts  set  forth  in  this  table.
     Consolidated  Balance Sheets:  Cumulative  adjustments  decreased  accounts receivable by $20 for the period ending April 30, 2004.

(4)  Relates  to  the  correction  of  accumulated  depreciation  and  unaccrued facility  expense.  Consolidated  Statements  of Income  and  Comprehensive
     Income:  Adjustments  decreased  cost of sales by the  amounts set forth in this table.
     Consolidated Balance Sheets: Adjustments decreased accumulated depreciation by $40 and cumulative adjustments increased accounts payable by $38 for the period ending April 30, 2004

(5)  Income tax benefit related to the adjustments above
     Consolidated  Statements of Income and  Comprehensive  Income:  Adjustments
     decreased  (increased)  income tax expense by the amounts set forth in this table. Consolidated Balance Sheets: Cumulative adjustment increased prepaid expenses  and other  current  assets by $710 for the period ended April 30,
     2004.

As a  result  of  the  foregoing  factors,  the  Company's  unaudited  condensed consolidated  financial  statements  for the three  month and six month  periods ended April 30, 2004 have been restated from amounts  previously  reported.  The accompanying  consolidated financial data set forth below presents the Company's consolidated  Statements of Income and Comprehensive Income for the three months and six months ended April 30, 2004 and  Consolidated  Balance Sheet as of April
30, 2004 on a comparative  basis showing the amounts as originally  reported and as restated.  The restatement  did not result in any change in the  Consolidated
Statement  of Cash Flows  between Cash  Provided by  Operations,  Investing  and
Financing Activities.

As a result of the restatement of the consolidated  financial statements for the quarter ended April 30, 2004, net income decreased by $6,249,  or less than $.01 per share - diluted to  $622,172  from  $628,421  or $.10 per share - diluted as previously  reported.  For the six  months  ended  April  30,  2004  net  income increased by $90,902,  or $.01 per share - diluted to $654,566  from $563,664 or
$.10 per  share - diluted  as  previously  reported.  All  applicable  financial information  contained  in this  Quarterly  Report on Form 10-Q gives  effect to these restatements.

                    Collins Industries, Inc. and Subsidiaries
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                                                                April 30,                 April 30
                                                                                  2004                      2004
                                                                        -----------------------     --------------------
                                                                                                        (as restated)
ASSETS
Current Assets:
   Cash                                                                           $   134,359              $   134,359
   Receivables, trade & other                                                       7,758,571                7,738,706
   Inventories, lower of cost (FIFO) or market                                     37,509,126               37,509,126
   Prepaid expenses and other current assets                                        2,191,463                2,901,463
                                                                                    ---------                ---------
      Total current assets                                                         47,593,519               48,283,654

Restricted cash                                                                       655,709                  655,709

Property and equipment, at cost                                                    50,018,093               50,018,093
      Less: accumulated depreciation                                               30,522,870               30,482,870
                                                                                   ----------               ----------
      Net property and equipment                                                   19,495,223               19,535,223
Other assets                                                                        6,436,232                6,436,232
                                                                                    ---------                ---------
      Total assets                                                                $74,180,683              $74,910,818
                                                                                  ===========              ===========

LIABILITIES & SHAREHOLDER'S INVESTMENT
Current liabilities:
   Current maturities of long-term debt & capitalized leases                      $ 2,476,890              $ 2,476,890
   Accounts payable                                                                13,870,108               13,908,544
    Controlled disbursements                                                        3,619,398                3,619,398
   Accrued expenses                                                                 6,536,095                8,267,907
                                                                                    ---------                ---------
      Total current liabilities                                                    26,502,491               28,272,739

Long-term debt and capitalized leases                                              22,164,791               22,164,791

Deferred income tax                                                                 1,333,571                1,333,571

Shareholders' investment:
   Common stock                                                                       635,732                  635,732
   Paid-in capital                                                                 13,342,980               13,342,980
   Deferred compensation                                                           (1,830,663)              (1,830,663)
   Accumulated other comprehensive income (loss), net                                 (65,327)                 (65,327)
   Retained earnings                                                               12,097,108               11,056,995
                                                                                   ----------               ----------
      Total shareholders' investment                                               24,179,830               23,139,717
                                                                                   ----------               ----------
      Total liabilities & shareholders' investment                                $74,180,683              $74,910,818
                                                                                  ===========              ===========

                    Collins Industries, Inc. and Subsidiaries
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                Three Months Ended                           Six Months Ended
                                                                     April 30,                                   April 30,

                                                            2004                 2004                  2004                  2004
                                                   --------------------    ----------------    --------------------    ----------------
                                                                            (as restated)                               (as restated)
Sales                                                     $50,011,421         $50,011,421             $91,105,328         $91,158,721
Cost of sales                                              43,742,119          43,758,368              80,609,864          80,506,466
                                                           ----------          ----------              ----------          ----------

   Gross profits                                            6,269,302           6,253,053              10,495,464          10,652,255

Selling, general and administrative expenses
                                                            4,880,428           4,880,428               9,148,371           9,174,260
                                                            ---------           ---------               ---------           ---------

   Income from operations                                   1,388,874           1,372,625               1,347,093           1,477,995

Other income (expense):
   Interest expense                                          (385,647)           (385,647)               (759,149)           (759,149)
   Other, net                                                  (4,806)             (4,806)                315,720             315,720
                                                               ------              ------                 -------             -------
                                                             (390,453)           (390,453)               (443,429)           (443,429)
                                                             --------            --------                --------            --------

Income (loss) before income taxes                             998,421             982,172                 903,664           1,034,566

Income tax expense (benefit)                                  370,000             360,000                 340,000             380,000
                                                              -------             -------                 -------             -------

Net income (loss)                                         $   628,421         $   622,172             $   563,664         $   654,566

Other comprehensive income, net of tax:
   Unrealized gain on interest rate swap                       26,638              26,638                  35,889              35,889
                                                               ------              ------                  ------              ------

      Comprehensive income (loss)                         $   655,059         $   648,810             $   599,553         $   690,455
                                                          ===========         ===========             ===========         ===========

Earnings (loss) per share:
   Basic                                                      $   .11             $   .11                 $   .10             $   .11
                                                              =======             =======                 =======             =======
   Diluted                                                    $   .10             $   .10                 $   .09             $   .10
                                                              =======             =======                 =======             =======

Dividends per share                                           $  .035             $  .035                 $  .065             $  .065
                                                              =======             =======                 =======             =======

Weighted average common and common
  equivalent shares outstanding:
  Basic                                                     5,651,506           5,651,506               5,845,400           5,845,400
                                                            =========           =========               =========           =========
  Diluted                                                   6,074,645           6,074,645               6,237,990           6,237,990
                                                            =========           =========               =========           =========

(3) Inventories

Inventories,  which include  material,  labor, and manufacturing  overhead,  are stated at the lower of cost (FIFO) or market.

Major classes of inventories as of April 30, 2005 and October 31, 2004 consisted of the following:

                                         April 30, 2005         October 31, 2004
                                         --------------         ----------------

   Chassis                                  $ 8,520,213              $ 5,767,019
   Raw materials & components                16,680,274               14,997,408
   Work-in-process                           10,485,325                9,037,199
   Finished goods                            14,281,674                9,257,559
                                             ----------                ---------
                                            $49,967,486              $39,059,185
                                            ===========              ===========

(4) Earnings per Share

Dilutive  securities,  consisting  of options to purchase the  Company's  common stock and restricted  stock awards,  are included in the  calculation of diluted weighted  average  common  shares.  Due to a net loss,  there  were no  dilutive securities for the three month period ended April 30, 2005.  Dilutive securities for the three month period ended April 30, 2004 were 423,139. Due to a net loss, there were no dilutive securities for the six month period ended April 30, 2005.
Dilutive securities for the six months ended April 30, 2004 were 392,590.

(5) Contingencies and Litigation

At April 30, 2005, the Company had  contingencies  and pending  litigation which arose  in the  ordinary  course  of  business.  Litigation  is  subject  to many uncertainties  and  the  outcome  of the  individual  matters  is not  presently determinable.  It is management's  opinion that this litigation would not result in  liabilities  that  would  have a material  adverse  effect on the  Company's consolidated financial position or results of operations or cash flows.

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

                                                 Three Months Ended                  Six Months Ended
       ($ In Thousands)                               April 30,                          April 30,

                                                  2005            2004             2005             2004
                                             -------------    -------------    -------------    -------------
Revenues from external customers:                             (as restated)                     (as restated)
   Ambulance                                     $23,655          $20,942          $43,845           $39,040
   Buses                                          14,976           13,367           27,681            22,399
   Terminal Trucks/Road Construction
     Equipment                                    22,663           15,702           41,316            29,720
                                                  ------           ------           ------            ------
Consolidated Total                               $61,294          $50,011         $112,842           $91,159
                                                 =======          =======         ========           =======

Pretax segment profit (loss):
   Ambulance                                     $   411          $   999         $   (199)          $ 1,711
   Buses                                              41              164                4              (299)
   Terminal Trucks/Road Construction
      Equipment                                    1,607              859            2,048             1,337
   Other                                          (2,213)          (1,040)          (3,185)           (1,714)
                                                  ------           ------           -------           ------
Consolidated Total                               $  (154)         $   982         $ (1,307)          $ 1,035
                                                 =======          =======         ========           =======

                                                                      As of
                                                April 30,          October 31,
                                                  2005                2004
                                           -----------------    ----------------
Segment assets:
   Ambulance                                       $39,374             $35,165
   Buses                                            24,523              18,100
   Terminal Trucks/Road Construction
      Equipment                                     24,136              21,866
   Other                                             4,317               5,596
                                                     -----               -----
Consolidated Total                                 $92,350             $80,727
                                                   =======             =======

(7) Guarantees and Warranties

Letters of Credit

The Company has issued various  standby letters of credit in the ordinary course of business.  No liability has been reflected in the accompanying  balance sheet and no draws on the Company's standby letters of credit have ever been made. The current  outstanding  standby  letters of credit are  limited to (i) a letter of credit  originally  issued  approximately  15 years ago (renewable  annually) as
required  under  Kansas  law  to  backup   self-insured   reserves  for  workers
compensation insurance, (ii) a declining standby letter of credit required under
Texas  law to  backup  certain  industrial  revenue  bonds  issued  for a  plant expansion in Longview,  Texas in 1999 that is renewable annually and (iii) other standby  letters of credit related to periodic bids and issued for other similar
purposes.   A  default  in  meeting  an  obligation   or  condition   under  the
above-referenced standby letters of credit could require the Company to record a liability. The letters of credit outstanding at April 30, 2005 are summarized as follows:

                                                                               Date of
Purpose                                                    Amount            Expiration

Workers compensation - Kansas self-insurance reserves    $1,373,000        April 1, 2006
Industrial revenue bond-Longview, Texas [1]               1,314,911      September 16, 2005
Bids and other                                              627,636           Various

[1] All assets  (originally  $3.0  million)  acquired  with the  proceeds of the
Longview,  Texas industrial  revenue bonds would also be available to offset any defaults under these  obligations.  The liquidation amount of such assets is not reasonably estimable.

Warranties

The Company's  products  generally carry explicit product warranties that extend from  several  months to more  than a year,  based on terms  that are  generally accepted in the marketplace.  Certain  components  included in the Company's end products  (such as chassis,  engines,  axles,  transmissions,  tires,  etc.) may include  warranties  from  original  equipment  manufacturers  (OEM).  These OEM warranties are generally passed on to the end customer of the Company's products and  the  customer  generally  deals  directly  with  the  applicable  component manufacturer.  The Company records  provisions for estimated  warranty and other related costs at the time of sale based on historical  warranty loss  experience and periodically adjusts these provisions to reflect actual experience.  Certain warranty and other related claims involve matters of dispute that ultimately are resolved by  negotiation,  arbitration or litigation.  Infrequently,  a material warranty  issue may arise which is beyond the scope of the Company's  historical experience.  The Company  provides for any such  warranty  issues as they become known and estimable. It is reasonably possible that from time to time additional warranty and other  related  claims could arise from  disputes or other  matters beyond the scope of the Company's  historical  experience.  The following tables provide the changes in the Company's product warranties (in thousands):

Reconciliation of Accrued Warranties
For the Three Months Ended April 30,                            2005                   2004
--------------------------------------------------       -------------------    -------------------

Accrued warranties at beginning of period                           $1,262                 $1,134

Provisions for warranties charged against income                       488                    308

Payments and adjustments of warranties                                (400)                  (296)
                                                                      ----                   ----

Accrued warranties at end of period                                 $1,350                 $1,146
                                                                    ======                 ======

Reconciliation of Accrued Warranties
For the Six Months Ended April 30,                              2005                   2004
--------------------------------------------------       -------------------    -------------------

Accrued warranties at beginning of period                           $1,184                 $1,133

Provisions for warranties charged against income                       931                    648

Payments and adjustments of warranties                                (765)                  (635)
                                                                      ----                   ----

Accrued warranties at end of period                                 $1,350                 $1,146
                                                                    ======                 ======

(8) Stock Based Compensation

At April 30, 2005, the Company had two stock-based employee  compensation plans, which are more fully described in Note 6 of the "Notes to Consolidated Financial
Statements"  in the  Company's  2004 Form 10-K.  The Company  accounts for these plans under the recognition  and  measurement  principles of APB Opinion No. 25,
"Accounting for Stock Issued to Employees" and related interpretations. No stock based compensation cost is reflected in net income, as all options granted under those plans had an exercise  price equal to or greater  than the market value of the  underlying  common stock on the date of grant.  No stock  options have been granted  since  1999 and  therefore,  no  proforma  net income  disclosures  are required.

(9) Audit Committee Investigation

On January 31, 2005, the Company  announced  that it was delaying  filing of its
Form 10-K for the year ended  October  31,  2004 as Company  management  and the
Audit Committee of its Board of Directors were  investigating  and analyzing the
Company's manner of establishing reserves in various worker's compensation cases in the states of Kansas and  Florida.  The  decision to delay filing of the Form
10-K for the year  ended  October  31,  2004 was made to  permit  the  Company's management and Audit Committee to complete the investigation  and analysis,  and to allow its independent  registered  public  accounting firm sufficient time to complete the audit of the Company's October 31, 2004 financial statements.

The Audit Committee hired independent legal counsel and an independent insurance consultant to assist in its investigation of the workers compensation  reserves.
Due to the complexity of calculating the reserves  required at the various dates and the  difficulty of estimating  the reserve  amount in each case,  additional time was needed to ensure a complete  investigation  and this factor caused the Company to not be in position to file its  periodic  reports with the
SEC on a timely basis.

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

(10) Other Matters

The delay in providing audited financial  statements for the year ending October
31, 2004 would have constituted a covenant  violation  pursuant to the Company's
Loan and  Security  Agreement.  The  Company  obtained a waiver  from its lender regarding this event.  The delay in providing the audited  financial  statements also  resulted in  non-compliance  under  other debt  agreements,  although  the non-compliance  did not  result  in an event of  default.  The  Company  has not received any default  notifications.  Management believes all default conditions have now been remedied and the Company is in compliance with its covenants under its lending agreements.

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

                                                  Three Months Ended             Six Months Ended
                                                      April 30,                      April 30,

                                                 2005           2004            2005           2004
                                                 ----           ----            ----           ----
                                                             (restated)                     (restated)

Sales                                            100.0%         100.0%         100.0%         100.0%
Cost of sales                                     89.1           87.5           90.7           88.3
                                                  ----           ----           ----           ----
          Gross profit                            10.9           12.5            9.3           11.7

Selling, general and administrative expenses      10.4            9.8            9.7           10.1
                                                  ----            ---            ---           ----

          Income from operations                   0.5            2.7           (0.4)           1.6

Other income (expense):
   Interest, net                                  (0.8)          (0.8)          (0.8)          (0.8)
   Other, net                                      0.0            0.0            0.0            0.3
                                                   ---            ---            ---            ---

          Income (loss) before benefit for
             income taxes                         (0.3)           1.9           (1.2)           1.1

Income tax (provision) benefit                     0.1           (0.7)           0.5           (0.4)
                                                   ---           ----            ---            ----

          Net income (loss)                       (0.2)%          1.2%          (0.7)%          0.7%
                                                   ===            ===            ===            ===

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

Company's 2004 Form 10-K. The Company  evaluates  performance based on profit or loss from operations  before income taxes not including  nonrecurring  gains and losses.

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

The  Company  posted a 49%  increase  in its sales  backlog at April 30, 2005 to
$117.8  million  compared  to $79.1  million at April 30,  2004.  The backlog at
October  31, 2004 was $68.5  million.  The  increased  backlog at April 30, 2005 resulted from new orders across all of the Company's segments.

See "Segment Information" (Note 6 to the Consolidated  Financial Statements) for
quantitative segment information.

Three months ended April 30
Consolidated  sales for the three months ended April 30, 2005  increased  23% to
$61.3  million  compared to $50.0  million  for the same period last year.  This increase  was  principally  lead by a 44%  improvement  in sales  from  terminal truck/road  construction  products  with a 13% and 12% increase in ambulance and bus products sales respectively.

Consolidated  gross profit for the three  months ended April 30, 2005  increased
$.45 million or 6% over the same period last year. This increase was principally due to the impact of higher sales and was partially  offset by the impact of raw material  cost  increases  absorbed on units before sales price  increases  were initiated.

Consolidated selling,  general and administrative  expenses for the three months ended April 30, 2005  increased  $1.27  million or 30% over the same period last year.  This  increase was  principally  due to severance  costs and auditing and legal expense associated with the restatement of the 2004 financial statements.

Interest  expense for the three  months  ended April 30, 2005  increased to $.51 million compared to $.39 million in the same period last year. This increase was principally a result of an overall increase of the Company's average  borrowings throughout most of the second quarter of fiscal 2005 to fund increased inventory and a rise in interest rates.

The Company  posted a  consolidated  net loss of $.07 million  ($.01 per share -
diluted)  for the three  months  ended April 30, 2005  compared to net income of
$.62 million ($.10 per share - diluted) for the same period last year.  The loss for the three months ended April 30, 2005 principally resulted from increases in general and administrative  expenses associated with the restatement of the 2004 financials  combined  with a reduction in gross margins due to raw material cost increases absorbed on units before sales price increases were initiated.

Six  months ended April 30
Consolidated  sales for the six months  ended  April 30, 2005  increased  24% to
$112.8  million  compared  to $91.2  million  the same  period  last year.  This increase  was  principally  lead by a 39%

improvement in sales from terminal truck/road  construction  products with a 24%
and 12% increase in bus and ambulance products sales respectively.

Consolidated  gross profit for the six months ended April,  2005  decreased $.12 million or 3% over the same period last year.  This decrease was principally due to the impact of raw  material  cost  increases  absorbed on units  before sales price increases were initiated.

Consolidated  selling,  general and  administrative  expenses for the six months ended April 30, 2005  increased  $1.75 million over same period last year.  This increase was  principally  due to severance costs and auditing and legal expense associated with the restatement of the 2004 financial statements.

Interest  expense  for the six months  ended April 30,  2005  increased  to $.93 million compared to $.76 million in the same period last year. This increase was principally a result of an overall increase of the Company's average  borrowings throughout most of fiscal 2005 combined with increases in interest rates.

Other income for the six months  ended April 30, 2005 was $.03 million  compared to $.32  million for the same period last year.  Of the amount for the period in
2004, $.30 million resulted from a nonrecurring gain from the sale of a building and land.

The Company  posted a  consolidated  net loss of $0.76 million ($.13 per share -
diluted) for the six months ended April 30, 2005 compared to net income of $0.65 million  ($.11 per share - diluted) for the same period last year.  The net loss for the six months ended April 30, 2005 resulted  principally  from increases in general and administrative  expenses associated with the restatement of the 2004 financials  combined  with a reduction in gross margins due to raw material cost increases absorbed on units before sales price increases were initiated.

RESULTS OF OPERATIONS

AMBULANCE SEGMENT

Three months ended April 30
For the three months  ended April 30, 2005,  the  ambulance  segment  sales were
$23.7  million or 32% of the  Company's  consolidated  sales  compared  to $20.9 million  or 42% for the  same  period  in  fiscal  2004.  Unit  volume  sales of ambulance  products  increased  12% for the three  months  ended  April 30, 2005 compared to the same period in fiscal 2004. This increase was principally due to increased unit sales to governmental agencies. Ambulance products selling prices in the three  months  ended  April 30,  2005  increased  1% compared to the same period in fiscal 2004.

For the three  months  ended April 30,  2005,  ambulance  segment  gross  profit decreased  14% and selling,  general and  administrative  expenses  increased 4%
compared to the same period last year. The gross profit decline was  principally due to the impact of raw material cost increases  absorbed on units before sales price increases were initiated.

Pretax profit of the ambulance  segment decreased by 59% to $.41 million for the three months  ended April 30, 2005  compared to $1.0 million for the same period last year  principally  as a result of the materials  cost  increases  discussed above.

Six months ended April 30
For the six months ended April 30, 2005, the ambulance  segment sales were $43.8 million or 39% of the Company's  consolidated sales compared to $39.0 million or
43% for the same period in fiscal 2004. Unit volume sales of ambulance  products increased 9% for the six months ended April 30, 2005 compared to the same period in fiscal 2004.  This increase was  principally  due to increased  unit sales to governmental agencies. Ambulance products selling prices increased approximately
3% in the six months ended April 30, 2004  compared to the same period in fiscal
2005. This increase principally resulted from changes in product mix.

For the six  months  ended  April  30,  2005,  ambulance  segment  gross  profit decreased 28% and selling,  general and administrative  expenses increased by 4%
compared  to the same  period in  fiscal  2004.  Substantially  all of the gross profit decrease was principally due to the impact of raw material cost increases absorbed on units before sales price increases were initiated.  Selling, general and administrative  expenses  increased  principally as a result of higher sales volumes.

Pretax loss of the  ambulance  segment was $.2 million for the six months  ended
April 30, 2005  compared to a pretax  profit of $1.7 million for the same period last year. The pretax loss principally resulted from raw material cost increases absorbed on units before sales price increases were initiated.

BUS SEGMENT

Three months ended April 30
For the three months ended April 30, 2005,  bus segment sales were $15.0 million or 24% of the Company's  consolidated sales compared to $13.4 million or 27% for the same period last year.  This increase was principally due to increased sales to child care providers and contractors and increased chassis costs reflected in sales.  The average unit selling  price of bus products  increased by 26% in the three  months  ended April 30, 2005  compared to the same period in fiscal 2004.
Substantially  all of this unit  price  increase  resulted  from  chassis  costs reflected in sales.

For the three  months  ended  April 30,  2005,  gross  profit  decreased  8% and selling,  general and  administrative  expenses  decreased by 2% compared to the same  period last year.  The  decrease in gross  profit was  principally  due to increase in chassis  sales  carrying a lower gross  profit and the impact of raw material  cost  increases  absorbed on units before sales price  increases  were initiated.  The  reduction in selling,  general and  administrative  expense was principally a result of lower promotion, and sales policy allowance expenses.

Pretax profit of the bus segment  decreased by 75% to $.04 million for the three months  ended April 30, 2005  compared to $.16  million for the same period last year.  This  decrease  principally  resulted from an increase in chassis and raw material  cost  increases  absorbed on units before sales price  increases  were initiated and higher interests costs.

Six months ended April 30
For the six months ended April 30, 2005, bus segment sales were $27.7 million or
25% of the Company's consolidated sales compared to $22.4 million or 25% for the same period last year.  The increase was  principally  due to increased  chassis costs  reflected  in sales  and  increased  sales to child  care  providers  and contractors.  Unit  volume  sales of bus  products  increased  by 6% for the six months ended April 30, 2005 compared to the same period in fiscal 2004. This increase was  principally  due to increased  sales to child care  providers  and contractors.  The average unit price of bus products decreased by 16% in the six months  ended  April 30,  2005  compared  to the same  period  in  fiscal  2004.
Substantially  all of this unit price decrease resulted from a change in product mix.

For the six months ended April 30, 2005, bus segment gross profit  increased 33%
compared  to the same  period  last  year.  The  increase  in gross  profit  was
principally   attributable  to  increases  in  sales  volumes   discussed  above
contrasted with temporary production  inefficiencies during the first six months of fiscal 2004.  For the six months ended April 30, 2005,  selling,  general and administrative  expenses  increased by 5% compared to the same period last year.
This increase was principally a result of higher promotional expenses, partially offset by a reduction in sales policy allowances.

The bus segment broke even for the six months ended April 30, 2004 compared to a pretax loss of $.30 million in the same period in fiscal 2004.  The reduction of pretax loss was principally  attributable  increases in sales volumes  discussed above,  partially  offset by  increases in selling,  general and  administrative expenses and increases in interest expense.

TERMINAL TRUCK/ROAD CONSTRUCTION SEGMENT

Three months ended April 30
For the three  months  ended April 30, 2004,  terminal  truck/road  construction segment  sales were $22.7  million or 37% of the  Company's  consolidated  sales compared  to $15.7  million or 31% for the same  period  last year.  Unit volume sales of terminal  truck/road  construction  products  increased  by 27% for the three  months  ended April 30, 2005  compared to the same period in fiscal 2004.
This increase was  principally  due to additional  export sales  associated with foreign  stevedoring  operations,  and higher  domestic  sales to intermodal and warehousing  customers.  Additionally,  this segment  continued to  experience a rebound in the number of road sweepers sold to the domestic  rental market.  The average unit price of terminal truck/road construction products increased by 13%
in the three months  ended April 30, 2005  compared to the same period in fiscal
2004.  Substantially all of this increase related to the product mix of terminal truck products.

For the three  months  ended April 30, 2005,  terminal  truck/road  construction segment  gross  profit  increased  49% and selling,  general and  administrative expenses increased by 12% compared to the same period last year. The increase in gross  profit was  principally  a result of the higher sales  volumes  described above.  The  increase  in  selling,  general  and  administrative  expenses  was principally due to higher promotional  expenses and commissions  associated with improved sales and profitability.

The pretax income of the terminal truck/road  construction  segment increased to
$1.61 million for the three months ended April 30, 2005 compared to $.86 million in the same  period  last year.  The pretax  income of the  terminal  truck/road construction segment increased principally as a result of the sales volume gains discussed above.

Six months ended April 30
For the six  months  ended  April 30,  2005,  terminal  truck/road  construction segment  sales were $41.3  million or 37% of the  Company's  consolidated  sales compared  to $29.7  million or 33% for

the same period last year. Unit volume sales of terminal truck/road construction products  increased by 27% for the six months  ended April 30, 2005  compared to the same period in fiscal 2004.  This increase was  principally  due  additional export sales associated with foreign stevedoring  operations and higher domestic sales to  intermodal  and  warehousing  customers.  Additionally,  this  segment continues  to  experience a rebound in the number of road  sweepers  sold to the
domestic  rental  market.   The  average  unit  price  of  terminal   truck/road
construction  products  increased  by 9% in the six months  ended April 30, 2005 compared to the same period in fiscal 2004. Substantially all of this unit price increase related to the product mix of terminal truck products.

For the six  months  ended  April 30,  2004,  terminal  truck/road  construction segment  gross  profit  increased  29% and selling,  general and  administrative expenses increased by 10% compared to the same period last year. The increase in gross profit was principally a result of higher sales volumes  described  above.
The increase in selling, general and administrative expenses was principally due to higher  promotional  expenses and commissions  associated with improved sales and profitability.

The pretax income of the terminal truck/road  construction  segment increased to
$2.05  million for the six months ended April 30, 2005 compared to $1.34 million in the same  period  last year.  The pretax  income of the  terminal  truck/road construction segment increased principally as a result of the sales volume gains discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company used existing credit lines,  proceeds from Industrial Revenue Bonds, internally  generated  funds and supplier  financing to fund its  operations and capital expenditures for the six months ended April 30, 2005.

Cash used in  operations  was $8.2  million  for the six months  ended April 30,
2005,  compared  to cash  provided  by  operations  was $.4 million for the same period last year. Cash used in operations was principally due to net loss of $.9 million, an increase in inventories of $10.9 million and an increase in accounts receivable  of $1.9  million.  These  uses of cash were  partially  offset by an increase in accounts  payable of $2.4 million and a decrease in prepaid expenses of $1.2 million.

Cash used in  investing  activities  was $1.3  million for the six months  ended
April 30, 2005  compared  to $.4  million  for the same  period  last year.  The increase in cash used by  investing  activities  was  principally  due to higher capital  expenditures  for the six months ended April 30, 2005 and proceeds from the sale of a building and land in the first fiscal quarter of 2004.

Cash flow provided by financing  activities  was $9.5 million for the six months ended  April 30, 2005  compared  to $.05  million for the same period last year.
This change principally resulted from higher borrowing in fiscal 2005 to finance increased  inventory  and  the  use of  $5.3  million  in  fiscal  2004  for the repurchase of the 1,050,879  shares of the Company's  common stock in a modified
Dutch auction tender offer.

The Company  believes that its cash flows from  operations,  its credit facility with its lead bank and unused funds  restricted for future capital  expenditures will be  sufficient  to  satisfy  its  future  working  capital  needs,  capital expenditure  requirements and anticipated dividends.  The total amount of unused revolving credit available to the Company was $4.7 million at April 30, 2005.

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

It is customary  practice for  companies in the  specialty  vehicle  industry to enter into repurchase  agreements  with financing  institutions to provide floor plan financing for dealers.  In the event of a dealer default,  these agreements generally  require the repurchase of products at the original  invoice price net of certain adjustments.  The risk of loss under the agreements is limited to the risk that  market  prices for these  products  may  decline  between the time of delivery to the dealer and time of  repurchased  and resale by the Company.  The risk  is  spread  over  numerous  dealers  and  the  Company  has  not  incurred significant  losses under these  agreements.  In the opinion of management,  any future losses under these  agreements will not have a material adverse effect on the  Company's  financial  position  or results  of  operations.  The  Company's repurchase obligation under these agreements is limited to vehicles which are in new  condition  and as to which the dealer  still  holds  title.  The  Company's contingent  obligation under such agreements was  approximately  $2.6 million at
April 30, 2005.

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

As of  October  31,  2004,  the  Company  tested for  impairment  of the bus and terminal  truck/road  construction  business  segments using the discounted cash flow  approach and  determined  that the fair values for each of these  segments exceeded  the related  carrying  values.  On an on-going  basis,  and absent any impairment  indicators,  the Company will  annually  conduct  similar  tests and record any  impairment  loss.  Management  believes that the estimates of future cash flows and fair values are reasonable; however, changes in estimates of such cash flows and fair value could affect the evaluations.

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

Generally,  the Company is self-insured  for worker's  compensation  for certain subsidiaries and for all group medical insurance. Under these plans, liabilities are recognized for claims incurred  (including claims incurred but not reported)
and changes in the reserves. At the time a workers' compensation claim is filed, a  liability  is  estimated  to settle the claim.  The  liability  for  workers'
compensation claims is determined based on management's  estimates of the nature and  severity of the claims and based on analyses by third party  administrators and by various state statutes and reserve requirements. Because the liability is an  estimate,  the  ultimate  liability  may be more or less than  reported.  If previously  established  accruals are required to be adjusted,  such amounts are included in cost of sales. Group medical reserves are funded through a trust and are estimated using historical claims' experience.

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
FASB Statement No. 123, Accounting for Stock-Based Compensation,  was revised in
December 2004 ("Revised  Statement").  The Revised Statement also supersedes APB
Opinion  No. 25,  Accounting  for Stock  Issued to  Employees,  and its  related implementation  guidance.  The Reviesed Statement  establishes standards for the accounting for transactions in which an entity exchanges its equity  instruments for goods or services. It also addresses  transactions in which an entity incurs liabilities  in exchange for goods or services  that are based on the fair value of the  entity's  equity  instruments  or that may be settled by the issuance of those equity  instruments.  For the Company,  the Revised Statement is effective
November 1, 2005. The adoption of this Revised Statement is not expected to have a material impact on our financial statements.

CAUTIONARY  STATEMENTS  REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE
RESULTS

This report and other written reports and oral statements made from time to time by the Company  may contain  so-called  "forward-looking  statements"  about the business,  financial  condition and  prospects of the Company,  all of which are subject  to risks and  uncertainties.  One can  identify

these forward-looking statements by the use of words such as "expect",  "plans",
"will",  "estimates",  "forecasts",  "projects",  and  other  words  of  similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. One should understand that it is not possible to predict  or  identify  all  factors,  which  involve  risks  and  uncertainties.
Consequently,  the reader  should not  consider any such list or listing to be a complete statement or all potential risks or uncertainties.

The  forward-looking  statements are made pursuant to the safe harbor provisions of the Private  Securities  Litigation  Reform Act of 1995. The Company believes the  assumptions  underlying  these  forward-looking  statements are reasonable;
however,  any of the  assumptions  could be inaccurate,  and  therefore,  actual results  may differ  materially  from  those  projected  in the  forward-looking statements due to certain risks and  uncertainties,  including,  but not limited to, changes in funds budgeted by Federal,  state and local governments,  changes in product demand,  the availability and price of key raw materials,  components and  chassis,  various  inventory  risks due to  changes  in market  conditions, changes in  competition,  substantial  dependence  on third  parties for product quality, interest rate fluctuations, adequate direct labor pools, development of new  products,  changes  in tax and other  governmental  rules  and  regulations applicable  to the Company,  reliability  and timely  fulfillment  of orders and other risks as  indicated  in the  Company's  filings  with the  Securities  and
Exchange  Commission.  The Company  undertakes no obligation to publicly release any  revisions to any  forward-looking  statements  contained  herein to reflect events or  circumstances  occurring  after the date  released  or to reflect the occurrence of unanticipated events.

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

Item 4. Controls and Procedures

For the period  covered by this report,  the Company  carried out an evaluation, under the supervision and with the  participation  of the Company's  management, including the Company's Chief Executive Officer and Chief Financial Officer,  of
the  effectiveness  of the  design and  operation  of the  Company's  disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures  (as defined in Rule 13a - 15(e) or Rule  15d-15(e) of the Securities
Exchange  Act of 1934,  as amended  (the  "Exchange  Act") are not  effective to ensure that  information  required to be disclosed by the Company in the reports that it  files  or  submits  under  the  Exchange  Act is  recorded,  processed, summarized  and reported  within the required time  periods.  There are inherent limitations  to the  effectiveness  of any  system of  disclosure  controls  and procedures.  Even effective  disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Attached as  Exhibits  31.1 and 31.2 to this  report are  certifications  of the
Chief Executive  Officer and Chief Financial Officer required in accordance with
Rule 13a-14(a) of the Exchange Act. This portion of the Company's  annual report includes the information  concerning the controls  evaluation referred to in the certifications  and should be read in conjunction with the  certifications for a more complete understanding of the topics presented.

Except as  described  below,  there were no changes  in the  Company's  internal control over  financial  reporting  that  occurred  during this period that have materially  affected,  or  are  reasonably  likely  to  materially  affect,  the
Company's  internal  control over  financial  reporting.  During their  year-end review, KPMG LLP (KPMG), the Company's independent  accountants,  identified and reported to management  and the Audit  Committee two material  weaknesses  under standards  established by the Public Company Accounting Oversight Board (PCAOB).
A material weakness is a significant  deficiency,  or combination of significant deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies,  that adversely affects the Company's ability to initiate, authorize,  record,  process,  or report  external  financial  data  reliably in accordance with generally  accepted  accounting  principles such that there is a more than a more  likelihood  that a  misstatement  of the  company's  annual or interim  financial  statements  that is more  than  inconsequential  will not be prevented or detected.

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

The Company has taken steps to correct the material  weaknesses  identified  and will  continue to evaluate the material  weaknesses  and will take all necessary action to correct the internal control deficiencies identified. The Company will also further  develop and enhance its  internal  control  policies,  procedures, systems  and staff to allow it to  mitigate  the risk that  material  accounting errors  might  go  undetected  and be  included  in its  consolidated  financial statements.

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

  PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         Not applicable

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     Information  regarding  the  repurchase  of common  stock  during the three months ended April 30, 2005 is as follows:

                                                                         Total Number           Maximum Number of
                                  Total                               Of Shares Purchased        Shares That May
                                Number of           Average           As Part of Publicly        Yet Be Purchased
                                  Shares           Price Paid           Announced Plans           Under the Plan
         Period                 Purchased          Per Share              or Programs              or Programs
         ------                 ---------          ---------              -----------              -----------
   02/01/05 -02/28/05               --                 --                     --                        --
   03/01/05 -03/31/05               --                 --                     --                        --
   04/01/05 -04/30/05               --                 --                     --                        --

Item 3 - Defaults Upon Senior Securities

         Not applicable

Item 4 - Submission of Matters to a Vote of Security-Holders

         Not applicable

Item 5 - Other Information

         Not applicable

Item 6 - Exhibits

         The exhibits  required to be filed  pursuant to Item 601 of  Regulation
         S-K and  listed in the  Exhibit  Index  that  immediately  follows  the signature page of this report.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                                       COLLINS INDUSTRIES, INC.
Dated:  July 29, 2005

                                       By:  /s/ Cletus C. Glasener
                                          --------------------------------------
                                          Cletus C. Glasener, Vice President of
                                          Finance and Chief Financial Officer
                                          (Signing on behalf of the registrant
                                          and as principal accounting officer)

                                  EXHIBIT INDEX

Exhibit Number            Description

(31.1)                    Certifications-CFO
(31.2)                    Certifications-CFO
(32.1)                    Certification of Periodic Report-CEO
(32.2)                    Certification of Periodic Report-CFO

