Form 10-Q
period 2005-07-31
COLLINS INDUSTRIES INC
filed 2005-09-14
CIK 21759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2005

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
      (State or other jurisdiction                     (I.R.S. Employer
            of incorporation)                       Identification Number)

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

Indicate  by check mark  wither the  registrant  is a shell  company (as defined
under rule 12b-2 of the Act).    Yes           No   X
                                     -----        -----

                                                                                                                                       -------- ----

Number of shares of common stock outstanding as of July 25, 2005: 6,625,324

                    COLLINS INDUSTRIES, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                                  July 31, 2005

                                      INDEX

PART I.           FINANCIAL INFORMATION                                 PAGE NO.
      Item 1.     Financial Statements:
      -------

                  Consolidated Condensed Balance Sheets
                       July 31, 2005 and October 31, 2004                      2

                  Consolidated Condensed Statements of Income and
                       Comprehensive Income
                       Three and Nine Months Ended July 31, 2005 and 2004      3

                 Consolidated Condensed Statements of Cash Flow
                       Nine Months Ended July 31, 2005 and 2004                4

                 Notes to Consolidated Condensed Financial Statements          5

       Item 2.   Management's Discussion and Analysis of Financial
       -------         Condition and Results of Operations                    15

       Item 3.   Quantitative and Qualitative Disclosures
       -------         About Market Risk                                      25

       Item 4.   Controls and Procedures                                      25
       -------

PART II.         OTHER INFORMATION
       Item 1.   Legal Proceedings                                            27
       -------

       Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds   27
       -------

       Item 3.   Defaults upon Senior Securities                              27
       -------

       Item 4.   Submission of Matters to a Vote of Security-Holders          27
       -------

       Item 5.   Other Information                                            27
       -------

       Item 6.   Exhibits                                                     27
       -------

SIGNATURES                                                                    28

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                    Collins Industries, Inc. and Subsidiaries
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                                                       July 31,                 October 31,
                                                                         2005                      2004
                                                                 -------------------       --------------------

ASSETS
Current Assets:
   Cash                                                                $   152,770                $   163,098
   Receivables, trade & other                                           16,270,668                 10,979,087
   Inventories, lower of cost (FIFO) or market                          46,088,701                 39,059,185
   Prepaid expenses and other current assets                             3,413,067                  4,368,191
                                                                       -----------                -----------
      Total current assets                                              65,925,206                 54,569,561

Restricted cash                                                            317,659                    359,810

Property and equipment, at cost                                         53,768,619                 49,604,273
      Less: accumulated depreciation                                    32,012,877                 30,239,053
                                                                       -----------                -----------
      Net property and equipment                                        21,755,742                 19,365,220
Goodwill                                                                 5,050,232                  5,050,232
Other assets                                                             1,239,449                  1,382,482
                                                                       -----------                -----------
      Total assets                                                     $94,288,288                $80,727,305
                                                                       ===========                ===========

LIABILITIES & SHAREHOLDER'S INVESTMENT
Current liabilities:
   Current maturities of long-term debt & capitalized leases           $ 2,931,733                $ 2,371,734
   Controlled disbursements                                              4,276,708                  5,668,517
   Accounts payable                                                     23,662,071                 18,408,291
   Accrued expenses                                                     11,990,898                  9,469,165
                                                                       -----------                -----------
      Total current liabilities                                         42,861,410                 35,917,707

Long-term debt and capitalized leases                                   25,200,807                 18,515,178

Deferred income tax                                                      1,525,560                  1,525,560

Shareholders' investment:
   Common stock                                                            662,533                    636,933
   Paid-in capital                                                      13,353,447                 13,342,600
   Deferred compensation                                                (1,699,013)                (1,472,590)
   Accumulated other comprehensive income (loss), net                            -                    (25,562)
   Retained earnings                                                    12,383,544                 12,287,479
                                                                       -----------                -----------
      Total shareholders' investment                                    24,700,511                 24,768,860
                                                                       -----------                -----------
      Total liabilities & shareholders' investment                     $94,288,288                $80,727,305
                                                                       ===========                ===========

(See accompanying notes)

                                                Collins Industries, Inc. and Subsidiaries
                                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                               (Unaudited)

                                                               Three Months Ended                           Nine Months Ended
                                                                    July 31,                                     July 31,

                                                           2005                  2004                  2005                   2004
                                                     ------------------    ------------------    ------------------    -------------------
                                                                             (as restated)                               (as restated)
Sales                                                     $80,617,600           $59,069,576          $193,459,400           $150,228,298
Cost of sales                                              72,059,819            52,309,263           174,370,129            132,815,730
                                                           ----------            ----------           -----------            -----------

   Gross profit                                             8,557,781             6,760,313            19,089,271             17,412,568

Selling, general and administrative expenses                5,288,328             5,020,542            16,219,953             14,194,802
                                                            ---------             ---------            ----------             ----------

   Income from operations                                   3,269,453             1,739,771             2,869,318              3,217,766

Other income (expense):
   Interest expense                                          (564,233)             (351,900)           (1,497,250)            (1,111,049)
   Other, net                                                   4,055                17,770                30,653                333,490
                                                            ---------             ---------            ----------             ----------
                                                             (560,178)             (334,130)           (1,466,597)              (777,559)
                                                            ---------             ---------            ----------             ----------
Income before income taxes                                  2,709,275             1,405,641             1,402,721              2,440,207

Income tax expense                                          1,060,000               540,000               530,000                920,000
                                                            ---------             ----------           ----------             ----------

Net income                                                 $1,649,275             $ 865,641            $  872,721            $ 1,520,207

Other comprehensive income, net of tax:
   Unrealized gain on interest rate swap                            0                20,307                25,562                 56,196
                                                            ---------             ---------            ----------             ----------
      Comprehensive income                                 $1,649,275             $ 885,948            $  898,283            $ 1,576,403
                                                           ==========             =========            ==========            ===========

Earnings per share:
   Basic                                                   $      .27             $     .15            $      .15            $       .26
                                                           ==========             =========            ==========            ===========
   Diluted                                                 $      .26             $     .14            $      .14            $       .25
                                                           ==========             =========            ==========            ===========

Dividends per share                                        $     .040             $    .035            $     .120            $      .100
                                                           ==========             =========            ==========            ===========

Weighted average common and common
  equivalent shares outstanding:
  Basic                                                     6,053,430             5,758,562             5,936,733              5,842,652
                                                            =========             =========             =========              =========
  Diluted                                                   6,289,658             6,178,537             6,257,081              6,200,556
                                                            =========             =========             =========              =========

(See accompanying notes)

                    Collins Industries, Inc. and Subsidiaries
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                                                                        Nine Months Ended
                                                                                            July 31,
                                                                                 2005                      2004
                                                                          -------------------       --------------------
Cash flow from operations:                                                                             (as restated)
   Cash received from customers                                                $188,167,819               $145,550,587
   Cash paid to suppliers and employees                                        (187,339,593)              (138,609,194)
   Interest paid                                                                 (1,378,545)                (1,135,575)
   Income taxes paid                                                               (743,150)                (1,175,281)
                                                                               ------------               ------------

      Cash provided by (used in) operations                                      (1,293,469)                 4,630,537
                                                                               ------------               ------------

Cash flow from investing activities:
   Capital expenditures                                                          (4,164,346)                (1,187,145)
   Net proceeds from sale of building and land                                            -                    399,810
   Other, net                                                                      (177,532)                   (64,833)
                                                                               ------------               ------------

      Cash used in investing activities                                          (4,341,878)                  (852,168)
                                                                               ------------               ------------

Cash flow from financing activities:
   Borrowings of long-term debt                                                   8,817,376                  4,288,444
   Principal payments of long-term debt and
     capitalized leases                                                          (1,571,748)                (2,247,964)
   Expenditures of restricted cash                                                   42,151                    115,735
   Purchase of common stock and other capital transactions                         (886,103)                (5,275,874)
   Payment of dividends                                                            (776,657)                  (628,130)
                                                                               ------------               ------------

      Cash provided by financing activities                                       5,625,019                (3,747,789)
                                                                               ------------               ------------

Net increase (decrease) in cash                                                    (10,328)                     30,580
                                                                               ------------               ------------

Cash at beginning of period                                                         163,098                     77,012
                                                                               ------------               ------------

Cash at end of period                                                          $    152,770               $    107,592
                                                                               ============               ============

Reconciliation of net income to net cash provided by
(used in) operations:
   Net income                                                                      $ 872,721               $ 1,520,207
   Depreciation and amortization                                                  2,381,017                  2,540,723
   Restricted stock vesting as severance pay                                        409,500                          -
   Increase in receivables                                                       (5,291,581)                (4,620,425)
   Increase in inventories                                                       (7,029,516)                (2,503,042)
   Decrease in prepaid expenses and other current assets                            980,687                  1,324,612
   Increase in accounts payable and accrued expenses                              6,383,704                  6,664,361
   Gain on sale of building and land                                                      -                   (295,899)
                                                                               ------------               ------------

Cash provided by (used in) operations                                          $ (1,293,469)              $  4,630,537
                                                                               ============               ============

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

In the opinion of management,  the accompanying unaudited consolidated condensed
financial  statements  contain  all  adjustments   (consisting  of  only  normal
recurring items) necessary to present fairly the Company's financial position at
July 31, 2005 and the results of operations and the cash flows for the three and nine months ended July 31, 2005 and 2004.

The  Company  suggests  that  the  unaudited  Consolidated  Condensed  Financial
Statements  for the  three  and  nine  months  ended  July  31,  2005 be read in conjunction  with the  Company's  Annual  Report for the year ended  October 31,
2004.

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

                                                Three Months       Nine Months
                                                   Ended              Ended
Description of Adjustment                         July 31,          July 31,
($ In thousands 000's)                            2004(1)            2004(1)
--------------------------------------------------------------------------------

Workers Compensation Reserve Adjustments(2)        $ 82             $  274
Uncollectible Rebates(3)                            (44)               (58)
Other Accrued Expenses(4)                           (22)               (69)
--------------------------------------------------------------------------------
  Total pre-tax impact                             $ 16             $  147
  Income tax(5)                                     (10)               (50)
--------------------------------------------------------------------------------
Total Net Income Impact                            $  6             $   97
--------------------------------------------------------------------------------

(1)  As  originally  reported by the Company for the quarter ended July 31, 2004 on Form 10-Q.

(2)  Reflects adjustments to workers' compensation  liability reserves which had not previously  been recorded.  Amounts in the  three-month  and nine-month period ended July 31, 2004 also reflect  adjustment to expense which should have been recorded in prior periods.
     Consolidated  Statements of Income and  Comprehensive  Income:  Adjustments
     decreased   cost  of  sales  by  the  amounts  set  forth  in  this  table.
     Consolidated  Balance  Sheets:  Cumulative  adjustments  increased  accrued expenses by $1,651 for the period ending July 31, 2004.

(3) Corrections to the estimate of rebate collectibility at July 31, 2004.
     Consolidated  Statements of Income and  Comprehensive  Income:  Adjustments
     increased   cost  of  sales  by  the  amounts  set  forth  in  this  table.
     Consolidated  Balance Sheets:  Cumulative  adjustments  decreased  accounts receivable by $64 for the period ending July 31, 2004.

(4)  Relates  to  the  correction  of  accumulated  depreciation  and  unaccrued facility  expense.  Consolidated  Statements  of Income  and  Comprehensive
     Income:  Adjustments  increased  cost of sales by the  amounts set forth in this table.
     Consolidated Balance Sheets: Adjustments decreased accumulated depreciation by $20 and cumulative adjustments increased accounts payable by $40 for the period ending July 31, 2004

(5) Income tax benefit related to the adjustments above.
     Consolidated  Statements of Income and  Comprehensive  Income:  Adjustments
     increased  income  tax  expense  by the  amounts  set forth in this  table.
     Consolidated  Balance  Sheets:   Cumulative  adjustment  increased  prepaid
     expenses  and other  current  assets by $700 for the period  ended July 31,
     2004.

As a  result  of  the  foregoing  factors,  the  Company's  unaudited  condensed consolidated  financial  statements  for the three month and nine month  periods ended July 31, 2004 have been restated  from amounts  previously  reported.  The accompanying  consolidated financial data set forth below presents the Company's consolidated  Statements of Income and Comprehensive Income for the three months and nine months ended July 31, 2004 and  Consolidated  Balance  Sheet as of July
31, 2004 on a comparative  basis showing the amounts as originally  reported and as restated.  The restatement  did not result in any change in the  Consolidated
Statement  of Cash Flows  between Cash  Provided by  Operations,  Investing  and
Financing Activities.

As a result of the restatement of the consolidated  financial statements for the quarter  ended July 31, 2004 net income  increased  by $6, or less than $.01 per share - diluted  to $866 from  $860 or $.14 per  share - diluted  as  previously reported.  For the nine months ended July 31, 2004 net income  increased by $97, or $.02 per share - diluted to $1,520 from $1,423 or $.25 per share - diluted as previously  reported.  All applicable  financial  information  contained in this
Quarterly Report on Form 10-Q gives effect to these restatements.

                    Collins Industries, Inc. and Subsidiaries
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                                                               July 31,                   July 31
                                                                                 2004                      2004
                                                                        -----------------------     --------------------
                                                                                                       (as restated)
ASSETS
Current Assets:
   Cash                                                                           $   107,592              $   107,592
   Receivables, trade & other                                                      11,304,224               11,240,824
   Inventories, lower of cost (FIFO) or market                                     38,894,644               38,894,644
   Prepaid expenses and other current assets                                        2,209,611                2,909,611
                                                                                  -----------              -----------
      Total current assets                                                         52,516,071               53,152,671

Restricted cash                                                                       657,068                  657,068

Property and equipment, at cost                                                    50,443,208               50,443,208
      Less: accumulated depreciation                                               31,117,010               31,097,010
                                                                                   ----------               ----------
      Net property and equipment                                                   19,326,198               19,346,198
Goodwill                                                                            5,050,232                5,050,232
Other assets                                                                        1,328,541                1,328,541
                                                                                  -----------              -----------
      Total assets                                                                $78,878,110              $79,534,710
                                                                                  ===========              ===========

LIABILITIES & SHAREHOLDER'S INVESTMENT
Current liabilities:
   Current maturities of long-term debt & capitalized leases                       $2,483,140               $2,483,140
   Accounts payable                                                                24,374,724               24,415,225
   Accrued expenses                                                                 7,072,044                8,722,424
                                                                                  -----------              -----------
      Total current liabilities                                                    33,929,908               35,620,789

Long-term debt and capitalized leases                                              18,583,591               18,583,591

Deferred income tax                                                                 1,333,571                1,333,571

Shareholders' investment:
   Common stock                                                                       636,920                  636,920
   Paid-in capital                                                                 13,341,803               13,341,803
   Deferred compensation                                                           (1,636,814)              (1,636,814)
   Accumulated other comprehensive income (loss), net                                 (45,020)                 (45,020)
   Retained earnings                                                               12,734,151               11,699,870
                                                                                  -----------              -----------
      Total shareholders' investment                                               25,031,040               23,996,759
                                                                                  -----------              -----------
      Total liabilities & shareholders' investment                                $78,878,110              $79,534,710
                                                                                  ===========              ===========

                                                Collins Industries, Inc. and Subsidiaries
                                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                               (Unaudited)

                                                              Three Months Ended                            Nine Months Ended
                                                                   July 31,                                      July 31,

                                                           2004                  2004                  2004                    2004
                                                   --------------------    ----------------    --------------------    -------------------
                                                                            (as restated)                                (as restated)
Sales                                                     $59,069,576         $59,069,576            $150,174,904           $150,228,298
Cost of sales                                              52,325,095          52,309,263             132,934,959            132,815,730
                                                          -----------         -----------            ------------           ------------

   Gross profits                                            6,744,481           6,760,313              17,239,945             17,412,568

Selling, general and administrative
expenses                                                    5,020,542           5,020,542              14,168,913             14,194,802
                                                          -----------         -----------            ------------           ------------

   Income from operations                                   1,723,939           1,739,771               3,071,032              3,217,766

Other income (expense):
   Interest expense                                          (351,900)           (351,900)             (1,111,049)            (1,111,049)
   Other, net                                                  17,770              17,770                 333,490                333,490
                                                          -----------         -----------            ------------           ------------
                                                             (334,130)           (334,130)               (777,559)              (777,559)
                                                          -----------         -----------            ------------           ------------

Income before income taxes                                  1,389,909           1,405,641               2,293,473              2,440,207

Income tax expense                                            530,000             540,000                 870,000                920,000
                                                          -----------         -----------            ------------           ------------

Net income                                                  $ 859,809           $ 865,641             $ 1,423,473            $ 1,520,207

Other comprehensive income, net of tax:
   Unrealized gain on interest rate swap                       20,307              20,307                  56,196                 56,196
                                                          -----------         -----------            ------------           ------------

      Comprehensive income                                $   880,116         $   885,948            $  1,479,669           $  1,576,403
                                                          ===========         ===========            ============           ============

Earnings per share:
   Basic                                                  $       .15         $       .15            $        .24           $        .26
                                                          ===========         ===========            ============           ============
   Diluted                                                $       .14         $       .14            $        .23           $        .25
                                                          ===========         ===========            ============           ============

Dividends per share                                       $      .035         $      .035            $        .10           $        .10
                                                          ===========         ===========            ============           ============

Weighted average common and common
  equivalent shares outstanding:
  Basic                                                     5,758,562           5,758,562               5,842,652              5,842,652
                                                            =========           =========               =========              =========
  Diluted                                                   6,178,537           6,178,537               6,200,556              6,200,556
                                                            =========           =========               =========              =========

(3) Inventories

Inventories,  which include  material,  labor, and manufacturing  overhead,  are stated at the lower of cost (FIFO) or market.

Major classes of  inventories as of July 31, 2005 and October 31, 2004 consisted of the following:

                                        July 31, 2005        October 31, 2004
                                       ---------------      ------------------

       Chassis                            $ 8,781,645             $ 5,767,019
       Raw materials & components          16,766,235              14,997,408
       Work-in-process                     11,006,069               9,037,199
       Finished goods                       9,534,752               9,257,559
                                            ---------               ---------
                                          $46,088,701             $39,059,185
                                          ===========             ===========

(4) Earnings per Share

Dilutive  securities,  consisting  of options to purchase the  Company's  common stock and restricted  stock awards,  are included in the  calculation of diluted weighted average common shares.  Dilutive  securities for the three month period ended July 31, 2005 were 236,228. Dilutive securities for the three month period ended July 31, 2004 were 419,975.  Dilutive securities for the nine months ended
July 31, 2005 were 320,348.  Dilutive  securities for the nine months ended July
31, 2004 were 357,904.

(5) Contingencies and Litigation

At July 31, 2005 the  Company had  contingencies  and pending  litigation  which arose  in the  ordinary  course  of  business.  Litigation  is  subject  to many uncertainties  and  the  outcome  of the  individual  matters  is not  presently determinable.  It is management's  opinion that this litigation would not result in  liabilities  that  would  have a material  adverse  effect on the  Company's consolidated financial position or results of operations or cash flows.

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

The  Company  was  advised on  February  25,  2005 that the SEC had  initiated a preliminary  investigation of certain accounting  practices of the Company.  The
Company  has  provided  the  SEC  with  the  results  of  the  Audit   Committee
investigation  described in Note 9 and does not anticipate  any further  inquiry into this matter.

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

                                                   Three Months Ended                  Nine Months Ended
       (In Thousands)                                   July 31,                           July 31,

                                                 2005               2004             2005             2004
                                           -----------------    -------------    -------------    --------------
Revenues from external customers:                               (as restated)                      (as restated)
   Ambulance                                       $29,106          $20,376         $ 72,951          $ 59,460
   Buses                                            28,531           19,817           56,212            42,211
   Terminal Trucks/Road Construction
     Equipment                                      22,981           18,877           64,296            48,557
                                                    ------           ------           ------            ------
Consolidated Total                                 $80,618          $59,070         $193,459          $150,228
                                                   =======          =======         ========          ========

Pretax segment profit (loss):
   Ambulance                                       $   517          $   555         $    361          $  1,929
   Buses                                             1,364              949            1,403               814
   Terminal Trucks/Road Construction
      Equipment                                      2,389              910            4,536             2,227
   Other                                            (1,561)          (1,009)          (4,897)           (2,530)
                                                   -------          -------        ---------          --------
Consolidated Total                                 $ 2,709          $ 1,405        $   1,403          $  2,440
                                                   =======          =======        =========          ========

                                                              As of
                                                   July 31,          October 31,
                                                     2005                2004
                                             -----------------    ----------------
Segment assets:
   Ambulance                                         $39,035             $35,165
   Buses                                              21,450              18,100
   Terminal Trucks/Road Construction
      Equipment                                       24,441              21,866
   Other                                               9,362               5,596
                                                     -------             -------
Consolidated Total                                   $94,288             $80,727
                                                     =======             =======

(7) Guarantees and Warranties

Letters of Credit

The Company has issued various  standby letters of credit in the ordinary course of business.  No liability has been reflected in the accompanying  balance sheet and no draws on the Company's standby letters of credit have ever been made. The current  outstanding  standby  letters of credit are  limited to (i) a letter of credit  originally  issued  approximately  15 years ago (renewable  annually) as
required  under  Kansas  law  to  backup   self-insured   reserves  for  workers
compensation insurance, (ii) a declining standby letter of credit required under
Texas  law to  backup  certain  industrial  revenue  bonds  issued  for a  plant expansion in Longview,  Texas in 1999 that is renewable annually and (iii) other standby  letters of credit related to periodic bids and issued for other similar
purposes.   A  default  in  meeting  an  obligation   or  condition   under  the
above-referenced standby letters of credit could require the Company to record a liability.  The letters of credit outstanding at July 31, 2005 are summarized as follows:

                                                                          Date of
Purpose                                                   Amount        Expiration
-------                                                   ------        ----------

Workers compensation - Kansas self-insurance reserves   $1,373,000    April 1, 2006
Industrial revenue bond-Longview, Texas [a]              1,314,911    June 30, 2006
Bids and other                                             638,454       Various

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

Reconciliation of Accrued Warranties
For the Three Months Ended July 31,                          2005        2004
-----------------------------------------------------     ----------  ----------

Accrued warranties at beginning of period                   $1,350       $1,146

Provisions for warranties charged against income               621          373

Payments and adjustments of warranties                        (565)        (348)
                                                              ----         ----

Accrued warranties at end of period                         $1,406       $1,171
                                                            ======       ======

Reconciliation of Accrued Warranties
For the Nine Months Ended July 31,                           2005        2004
-----------------------------------------------------     ----------  ----------

Accrued warranties at beginning of period                   $1,184       $1,133

Provisions for warranties charged against income             1,552        1,021

Payments and adjustments of warranties                      (1,330)        (983)
                                                            ------         ----

Accrued warranties at end of period                         $1,406       $1,171
                                                            ======       ======

(8) Stock Based Compensation

At July 31, 2005 the Company had two stock-based  employee  compensation  plans, which are more fully described in Note 6 of the "Notes to Consolidated Financial
Statements"  in the  Company's  2004 Form 10-K.  The Company  accounts for these plans under the recognition  and  measurement  principles of APB Opinion No. 25,
"Accounting for Stock Issued to Employees" and related interpretations. No stock based compensation cost is reflected in net income, as all options granted under those plans had an exercise  price equal to the market  value of the  underlying common stock on the date of grant. No stock options have been granted since 1999 and therefore, no proforma net income disclosures are required.

(9) Audit Committee Investigation

On January 31, 2005, the Company  announced  that it was delaying  filing of the
Form 10-K for the year ended  October  31,  2004 as Company  management  and the
Audit Committee of its Board of Directors were  investigating  and analyzing the
Company's manner of establishing reserves in various worker's compensation cases in the states of Kansas and  Florida.  The  decision to delay filing of the Form
10-K for the year  ended  October  31,  2004 was made to  permit  the  Company's management and Audit Committee to complete the investigation  and analysis,  and to allow its independent  registered  public  accounting firm sufficient time to complete the audit of the Company's October 31, 2004 financial statements.

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

On May 13, 2005, the Company's Mid Bus subsidiary  completed the purchase of its
Bluffton,  Ohio  manufacturing  facility  for a  purchase  price  of  $2,000,000 financed by the  Company's  lead bank.  This  property was leased prior to being purchased.  In addition to the purchase price, the Company agreed to purchase up to $1,000,000  of parts or products at customary  prices and terms over the next five years from an affiliate of the seller. Certain penalties are imposed on the
Company if it is unable or unwilling to meet this purchase commitment.

On March 21, 2005,  the Company  reported  that the Executive  Vice  President -
Operations,  Terry L. Clark, and Chief Financial Officer,  Larry Sayre,  retired effective March 18, 2005. On April 1, 2005,  Randall Swift became Vice President and Chief  Operating  Officer of the Company.  On May 23, 2005,  Cletus Glasener
became Vice President of Finance and Chief Financial  Officer of the Company.  A
charge to income totaling  approximately $1.1 million was recorded in the second quarter of fiscal year 2005.  This amount  represents  the  estimated  severance obligation to the two executives who retired.

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

                                                  Three Months Ended             Nine Months Ended
                                                       July 31,                      July 31,

                                                 2005           2004            2005           2004
                                                 ----           ----            ----           ----
                                                             (restated)                     (restated)

Sales                                           100.0%         100.0%          100.0%         100.0%
Cost of sales                                    89.4           88.5            90.1           88.4
                                                 ----           ----            ----           ----
          Gross profit                           10.6           11.5            9.9            11.6

Selling, general and administrative expenses      6.5            8.5            8.4             9.4
                                                  ---            ---            ---             ---

          Income from operations                  4.1            3.0            1.5             2.2

Other income (expense):
   Interest, net                                 (0.7)          (0.6)          (0.8)           (0.7)
   Other, net                                     0.0            0.0            0.0             0.2
                                                  ---            ---            ---             ---

          Income before provision for
             income taxes                         3.4            2.4            0.7             1.7

Income tax provision                             (1.4)          (0.9)          (0.3)           (0.6)
                                                 -----          ----           -----           ----

          Net income                              2.0%           1.5%           0.4%            1.1%

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

The  Company  posted a 56%  increase  in its sales  backlog at July 31,  2005 to
$116.0  million  compared  to $74.3  million at July 31,  2004.  The  backlog at
October  31,  2004 was $68.5  million.  The  increased  backlog at July 31, 2005
resulted  from  increased   orders  primarily  in  the  Terminal  Truck  /  Road
Construction and Ambulance segments. Approximately 63% and 35% of the backlog is expected to be converted  into sales  during the  remainder of FY 2005 and in FY
2006,  respectively,  with the remaining backlog coverted to sales subsequent to
October 31, 2006.

See "Segment Information" (Note 6 to the Consolidated  Financial Statements) for
quantitative segment information.

RESULTS OF OPERATIONS

Three months ended July 31
Consolidated  sales for the three  months ended July 31, 2005  increased  36% to
$80.6 million  compared to $59.1 million for the same period last year. This was the result of increases of 43%, 44% and 22% in the  ambulance,  bus and terminal truck/road construction product segments, respectively.

Consolidated  gross profit for the three  months  ended July 31, 2005  increased
$1.8  million  or 26.6%  over the same  period  last  year.  This  increase  was principally  due to the impact of higher sales and was  partially  offset by the impact of raw  material  cost  increases  absorbed on units  before  sales price increases were initiated.

Consolidated selling,  general and administrative  expenses for the three months ended July 31, 2005 increased $0.3 million or 5% over the same period last year.
This increase was principally due to auditing and legal expense  associated with the restatement of the 2004 financial statements.

Interest  expense for the three  months  ended July 31, 2005  increased to $0.56 million  compared to $0.35  million in the same period last year.  This increase was  principally  a result  of an  overall  increase  of the  Company's  average borrowings throughout most of the third quarter of fiscal 2005 to fund increased inventory and interest rate increases.

The Company posted  consolidated  net income of $1.65 million ($0.26 per share -
diluted)  for the three  months  ended July 31,  2005  compared to net income of
$0.87  million  ($0.14 per share - diluted)  for the same period last year.  The improvement for the three months ended July 31, 2005  principally  resulted from increased revenue and gross profits.

Nine  months ended July 31
Consolidated  sales for the nine  months  ended July 31, 2005  increased  29% to
$193.5 million  compared to $150.2  million the same period last year.  This was the result of increases of 23%,

33% and 32% in the ambulance,  bus and terminal truck/road  construction product segments, respectively.

Consolidated  gross  profit for the nine months  ended July 31,  2005  increased
$1.68 million or approximately 10% over the same period last year. This increase was principally due to the increased sales volume.

Consolidated  selling,  general and administrative  expenses for the nine months ended July 31, 2005  increased  $2.0  million  over same period last year.  This increase  was  principally  due to  severance  accruals  and  auditing and legal expense associated with the restatement of the 2004 financial statements.

Interest  expense for the nine months  ended July 31,  2005  increased  to $1.50 million  compared to $1.11  million in the same period last year.  This increase was  principally  a result  of an  overall  increase  of the  Company's  average borrowings throughout most of fiscal 2005 combined with interest rate increases.

Other income for the nine months ended July 31, 2005 was $0.03 million  compared to $0.33  million for the same period last year. Of the amount for the period in
2004,  $0.30  million  resulted  from a  nonrecurring  gain  from  the sale of a building and land.

The Company posted  consolidated  net income of $0.87 million ($0.14 per share -
diluted) for the nine months ended July 31, 2005 compared to net income of $1.52 million  ($0.25 per share - diluted) for the same period last year. The decrease in net income for the nine months ended July 31, 2005 resulted  principally from increases in general and administrative expenses associated with the restatement of the 2004  financials  combined  with a reduction  in gross  margins  from the impact of raw  material  cost  increases  absorbed on units  before  sales price increases were initiated.

AMBULANCE SEGMENT

Three months ended July 31
For the three months ended July 31, 2005, the ambulance segment sales were $29.1 million or 36.1% of the Company's  consolidated  sales compared to $20.4 million or 34.5% for the same  period in fiscal  2004.  Unit volume  sales of  ambulance products  increased  34.7% for the three months ended July 31, 2005  compared to the same period in fiscal 2004.  This increase was  principally due to increased unit sales in all model types.  Ambulance products average selling prices in the three months ended July 31, 2005  increased  6.0% compared to the same period in fiscal 2004 primarily due to model mix.

For the three  months  ended  July 31,  2005,  ambulance  segment  gross  profit decreased 1.6% and selling,  general and administrative  expenses decreased 7.1%
compared to the same period last year. The gross profit decline was  principally due to reduced chassis and parts margins.

Pretax  profit of the ambulance  segment  decreased by 6.8% to $0.52 million for the three  months  ended July 31, 2005  compared  to $0.56  million for the same period  last  year  principally  as a result  of the  materials  cost  increases discussed above.

Nine months ended July 31
For the nine months ended July 31, 2005, the ambulance  segment sales were $73.0 million or 37.7% of the Company's  consolidated  sales compared to $59.5 million or 39.6% for the same period last year. Unit volume sales of ambulance  products increased  18.0% for the nine months  ended July 31,  2005  compared to the same period in fiscal 2004. This increase was principally due to increased unit sales
to  governmental   agencies.   Ambulance   products   selling  prices  increased
approximately  4.4% in the nine months ended July 31, 2005  compared to the same period in fiscal  2004.  This  increase  principally  resulted  from  changes in product mix.

For the nine  months  ended  July  31,  2005,  ambulance  segment  gross  profit decreased  18.9% and  selling,  general and  administrative  expenses  were flat compared  to the same  period in  fiscal  2004.  Substantially  all of the gross profit decrease was principally due to the impact of raw material cost increases absorbed on units before sales price increases were initiated.

Pretax  profit of the  ambulance  segment was $0.36  million for the nine months ended July 31, 2005 compared to $1.9 million for the same period last year.  The reduction in pretax income principally  resulted from the result of raw material cost increases absorbed on units before sales price increases were initiated.

BUS SEGMENT

Three months ended July 31
For the three months ended July 31, 2005,  bus segment  sales were $28.5 million or 35.4% of the Company's  consolidated sales compared to $19.8 million or 33.5%
for the same period last year.  This increase was  principally  due to increased sales to child care providers and contractors and increased  chassis sales.  The average  unit  selling  price of bus  products  increased  by 33.4% in the three months  ended  July  31,  2005  compared  to the same  period  in  fiscal  2004.
Substantially  all of this unit price increase  resulted from increased  chassis sales.

For the three  months  ended July 31,  2005,  gross  profit  increased  2.6% and selling,  general and administrative expenses decreased by 12.2% compared to the same  period last year.  The  increase in gross  profit was  principally  due to increase in sales volume for the three months. The reduction in selling, general and  administrative  expense was  principally a result of lower  promotion,  and sales policy allowance expenses.

Pretax  profit of the bus  segment  increased  by 43.7% to $1.4  million for the three months ended July 31, 2005  compared to $0.95  million for the same period last year. This increase  principally  resulted from an increase in sales volume combined with the reduction of selling,  general and administrative expenses for the three months.

Nine months ended July 31
For the nine months ended July 31, 2005, bus segment sales were $56.2 million or
29.1% of the Company's consolidated sales compared to $42.2 million or 28.1% for the same period last year. The increase was principally due to increased chassis sales and increased sales to child care providers and  contractors.  Unit volume sales of bus products  increased by 8.4% for the nine months ended July 31, 2005 compared to the same period in fiscal 2004. This increase was principally due to increased sales to child care providers and contractors.  The average unit price of bus  products  increased  by 30.7% in the nine  months  ended  July 31,  2005 compared to the same period in fiscal 2004. Substantially all of this unit price increase resulted from increased chassis sales.

For the nine months ended July 31,  2005,  bus segment  gross  profit  increased
22.5%  compared to the same period last year.  The  increase in gross profit was principally  attributable to increases in sales volumes discussed above combined with temporary production  inefficiencies during the first nine months of fiscal
2004.  For  the  nine  months  ended  July  31,  2005,   selling,   general  and
administrative expenses increased by 1.8% compared to the same period last year.
This increase was principally a result of higher promotional expenses, partially offset by a reduction in sales policy allowances.

The bus  segment  earned $1.4  million  for the nine months  ended July 31, 2005 compared to pretax  earnings of $0.8  million in the same period in fiscal 2004.
The  improvement  was  principally  attributable  to increases in sales  volumes
discussed  above,  partially  offset  by  increases  in  selling,   general  and
administrative expenses and increases in interest expense.

TERMINAL TRUCK/ROAD CONSTRUCTION SEGMENT

Three months ended July 31
For the three  months  ended July 31,  2005,  terminal  truck/road  construction segment sales were $23.0 million or 28.5% of the  Company's  consolidated  sales compared to $18.9  million or 32.0% for the same  period last year.  Unit volume sales of terminal  truck/road  construction  products increased by 10.7% for the three  months  ended July 31, 2005  compared to the same period in fiscal  2004.
This  increase  was  principally  due to the impact of  additional  export sales associated  with  foreign  stevedoring  operations.  Additionally,  this segment continued  to  experience a rebound in the number of road  sweepers  sold to the
domestic  rental  market.   The  average  unit  price  of  terminal   truck/road
construction products increased by 10.7% in the three months ended July 31, 2005 compared to the same period in fiscal 2004.  Substantially  all of this increase related to the product mix of terminal truck products.

For the three  months  ended July 31,  2005,  terminal  truck/road  construction segment gross profit  increased  85.2% and selling,  general and  administrative expenses  increased by 17.0% compared to the same period last year. The increase in gross profit was  principally a result of the higher sales volumes  described above.  The  increase  in  selling,  general  and  administrative  expenses  was principally  due to  higher  commissions  associated  with  improved  sales  and profitability.

The pretax income of the terminal truck/road  construction  segment increased to
$2.4 million for the three months ended July 31, 2005  compared to $0.91 million in the same  period  last year.  The pretax  income of the  terminal  truck/road construction segment increased principally as a result of the sales volume gains discussed above.

Nine months ended July 31
For the nine  months  ended  July 31,  2005,  terminal  truck/road  construction segment sales were $64.3 million or 33.2% of the  Company's  consolidated  sales compared to $48.6  million or 32.3% for the same  period last year.  Unit volume sales of terminal  truck/road  construction  products increased by 26.4% for the nine months ended July 31, 2005 compared to the same period in fiscal 2004. This increase was principally due to the impact of additional export sales associated with foreign stevedoring  operations and higher domestic sales to intermodal and warehousing  customers.  Additionally,  this segment  continues to experience an increase in the number of road sweepers sold to the domestic rental market.  The average unit price of terminal  truck/road  construction  products  increased by
8.7% in the nine  months  ended July 31,  2005  compared  to the same  period in fiscal  2004.  Substantially  all of this  unit  price  increase related to the product mix of terminal truck products.

For the nine  months  ended  July 31,  2005,  terminal  truck/road  construction segment gross profit  increased  50.7% and selling,  general and  administrative expenses  increased by 15.4% compared to the same period last year. The increase in gross  profit was  principally  a result of higher  sales  volumes  described above.  The  increase  in  selling,  general  and  administrative  expenses  was principally due to higher promotional  expenses and commissions  associated with improved sales and profitability.

The pretax income of the terminal truck/road  construction  segment increased to
$4.54  million for the nine months ended July 31, 2005 compared to $2.23 million in the same  period  last year.  The pretax  income of the  terminal  truck/road construction segment increased principally as a result of the sales volume gains discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company used existing credit lines,  proceeds from Industrial Revenue Bonds, internally  generated  funds and supplier  financing to fund its  operations and capital expenditures for the nine months ended July 31, 2005.

Cash used in  operations  was $1.3  million for the nine  months  ended July 31,
2005,  compared to cash  provided  by  operations  of $4.6  million for the same period last year.  Cash used in operations was principally due to an increase in inventories  of $7.0  million and an increase  in  accounts  receivable  of $5.3 million. These uses of cash were partially offset by net income of $0.9 million, an increase in accounts payable of $3.9 million, an increase in accrued expenses of $2.5 million and a decrease in prepaid expenses of $1.0 million.

Cash used in  investing  activities  was $4.4  million for the nine months ended
July 31,  2005  compared to $0.9  million  for the same  period  last year.  The increase in cash used by  investing  activities  was  principally  due to higher capital  expenditures  for the nine months ended July 31, 2005 and proceeds from the sale of a building and land in the first fiscal quarter of 2004.

Cash flow provided by financing  activities was $5.6 million for the nine months ended July 31, 2005  compared to a use of $3.7  million for the same period last year. This change  principally  resulted from higher borrowing in fiscal 2005 to finance increased inventory and capital expenditures and the use of $5.3 million in fiscal 2004 for the  repurchase of 1,050,879  shares of the Company's  common stock in a modified Dutch auction tender offer.

The Company  believes that its cash flows from  operations,  its credit facility with its lead bank and unused funds  restricted for future capital  expenditures will be  sufficient  to  satisfy  its  future  working  capital  needs,  capital expenditure  requirements and anticipated dividends.  The total amount of unused revolving credit available to the Company was $10.8 million at July 31, 2005.

The credit facility is collateralized by receivables, inventories, equipment and certain real property. Under the terms of the Agreement, the Company is required to  maintain  certain  financial  ratios  and other  financial  conditions.  The
Agreement  also  prohibits  the  Company  from  incurring   certain   additional
indebtedness,  limits  certain  investments,  advances  or loans  and  restricts substantial asset sales and capital expenditures. The delay in providing audited financial statements for the year ending October 31, 2004 constituted a covenant violation  pursuant to the

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

It is customary  practice for  companies in the  specialty  vehicle  industry to enter into repurchase  agreements  with financing  institutions to provide floor plan financing for dealers.  In the event of a dealer default,  these agreements generally  require the repurchase of products at the original  invoice price net of certain adjustments.  The risk of loss under the agreements is limited to the risk that  market  prices for these  products  may  decline  between the time of delivery to the dealer and time of  repurchase  and resale by the  Company.  The risk  is  spread  over  numerous  dealers  and  the  Company  has  not  incurred significant  losses under these  agreements.  In the opinion of management,  any future losses under these  agreements will not have a material adverse effect on the  Company's  financial  position  or results  of  operations.  The  Company's repurchase obligation under these agreements is limited to vehicles which are in new  condition  and as to which the dealer  still  holds  title.  The  Company's contingent  obligation under such agreements was  approximately  $3.7 million at
July 31, 2005.

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

Insurance Reserves

In periods prior to fiscal year 2005 the Company  failed to  adequately  provide for estimated future workers  compensation  costs related to certain claims that have been denied by the Company's  excess  liability  insurance  carrier and for certain other claims. When management discovered the error, an independent third party  administrator  was  retained to estimate  and  determine  the  additional potential  liability related to these claims. The Company is currently disputing the denial of coverage by the excess liability insurance carrier, but the amount of future recovery, if any, can not be assured.

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

CAUTIONARY  STATEMENTS  REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE
RESULTS

This report and other written reports and oral statements made from time to time by the Company  may contain  so-called  "forward-looking  statements"  about the business,  financial  condition and  prospects of the Company,  all of which are subject  to risks and  uncertainties.  One can  identify  these  forward-looking statements by their use of words such as "expect", "plans", "will", "estimates",
"forecasts",  "projects",  and  other  words of  similar  meaning.  One can also identify  them by the fact that they do not relate  strictly  to  historical  or current  facts.  One should  understand  that it is not  possible  to predict or identify all factors, which involve risks and uncertainties.  Consequently,  the reader  should not consider any such list or listing to be a complete  statement or all potential risks or uncertainties.

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

Item 4 - Controls and Procedures

For the period  covered by this report,  the Company  carried out an evaluation, under the supervision and with the  participation  of the Company's  management, including the Company's Chief Executive Officer and Chief Financial Officer,  of
the  effectiveness  of the  design and  operation  of the  Company's  disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures  (as defined in Rule 13a - 15(e) or Rule  15d-15(e) of the Securities
Exchange Act of 1934,  as amended (the  "Exchange  Act") are effective to ensure that information  required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded,  processed,  summarized and reported within the required time periods. There are inherent limitations to the effectiveness  of  any  system  of  disclosure  controls  and  procedures.  Even effective  disclosure  controls  and  procedures  can  only  provide  reasonable assurance of achieving their control objectives.

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

Except as  described  below,  there were no changes  in the  Company's  internal control over  financial  reporting  that  occurred  during this period that have materially  affected,  or  are  reasonably  likely  to  materially  affect,  the
Company's  internal control over financial  reporting.  During their fiscal year
2004 year-end review,  the Company's prior independent  accountants,  identified and reported to management and the Audit Committee two material weaknesses under standards  established by the Public Company Accounting Oversight Board (PCAOB).
A material weakness is a significant  deficiency,  or combination of significant deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies,  that adversely affects the Company's ability to initiate, authorize,  record,  process,  or report  external  financial  data  reliably in accordance with generally accepted accounting principles such that there is more than a remote  likelihood that a misstatement of the company's annual or interim financial  statements that is more than inconsequential will not be prevented or detected.

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

The Company contemplates  undertaking a thorough review of its internal controls as part of the Company's  preparation for compliance with the requirements under
Section  404 of the  Sarbanes-Oxley  Act of 2002 and the  Company  is using this review to further assist in identifying and correcting control deficiencies.  At this time, the Company has not completed its review of the existing controls and their  effectiveness.  Unless and until the material  weaknesses  and reportable conditions described above, or any identified during this review, are completely remedied, evaluated and tested, there can be no assurances that the Company will be able to  assert  that  its  internal  control  over  financial  reporting  is effective,  pursuant to the rules  adopted by the SEC under  Section  404,  when those rules take effect.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

          Not applicable

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

          Not applicable

Item 3 - Defaults upon Senior Securities

          Not applicable

Item 4 - Submission of Matters to a Vote of Security-Holders

          Not applicable

Item 5 - Other Information

          Not applicable

Item 6 - Exhibits

          The exhibits  required to be filed  pursuant to Item 601 of Regulation
          S-K are listed in the  Exhibit  Index  that  immediately  follows  the signature page of this report.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                                       COLLINS INDUSTRIES, INC.
Dated:  September 14, 2005

                                       By: /s/ Cletus C. Glasener
                                          --------------------------------------
                                           Cletus C. Glasener, Vice President of
                                           Finance and Chief Financial Officer
                                           (Signing on behalf of the registrant
                                           and as principal accounting officer)

                                  EXHIBIT INDEX

Item           Description

31.1           Rule  13a-14(a)/15d-14(a)  Certification  of President  and Chief
               Executive Officer (Principal Executive Officer).

31.2           Rule  13a-14(a)/15d-14(a)  Certification  of  Vice  President  of
               Finance and Chief  Financial  Officer  (Principal  Financial  and
               Accounting Officer).

32.1           Section  1350  Certification  of  President  and Chief  Executive
               Officer (Principal Executive Officer).

32.2           Section 1350 Certification of Vice President of Finance and Chief
               Financial Officer (Principal Financial and Accounting Officer).

